Form 10-Q
period 2019-03-31
Pinterest, Inc.
filed 2019-05-17
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 001-38872

Pinterest, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3607129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Brannan Street San Francisco, California	94107
(Address of Principal Executive Offices, including zip code)	(Zip Code)

(415) 762-7100
Registrant’s Telephone Number, Including Area Code
_______________________
Not applicable
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	PINS	New York Stock Exchange (NYSE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of May 10, 2019 there were 86,250,000 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 456,286,871 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These include, but are not limited to, statements about:

•	our financial performance, including revenue, cost of revenue and operating expenses;

•	our ability to attract and retain Pinners and their level of engagement;

•	our ability to provide content that is useful and relevant to Pinners’ personal taste and interests;

•	our ability to develop successful new products or improve existing ones;

•	our ability to maintain and enhance our brand and reputation;

•	potential harm caused by compromises in security;

•	potential harm caused by changes in internet search engines’ methodologies, particularly search engine optimization methodologies and policies;

•	discontinuation, disruptions or outages in third-party single sign-on access;

•	our ability to compete effectively in our industry;

•	our ability to scale our business, including our monetization efforts;

•	our ability to attract and retain advertisers and scale our revenue model;

•	our ability to develop effective products and tools for advertisers, including measurement tools;

•	our ability to expand and monetize our platform internationally;

•	our ability to effectively manage the growth of our business;

•	our lack of operating history and ability to attain and sustain profitability;

•	decisions that reduce short-term revenue or profitability or do not produce the long-term benefits we expect;

•	fluctuations in our operating results;

•	our ability to raise additional capital;

•	our ability to receive, process, store, use and share data, and compliance with laws and regulations related to data privacy and content;

•	our ability to comply with modified or new laws and regulations applying to our business, and potential harm to our business as a result of those laws and regulations;

•	real or perceived inaccuracies in metrics related to our business;

•	disruption of, degradation in or interference with our use of Amazon Web Services and our infrastructure; and

•	our ability to attract and retain personnel.
These statements are based on our historical performance and on our current plans, estimates and projections in light of information currently available to us, and therefore you should not place undue reliance on them. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.

You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this quarterly report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
Unless expressly indicated or the context requires otherwise, the terms "Pinterest," "company," "we," "us," and "our" in this document refer to Pinterest, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term "Pinterest" may also refer to our products, regardless of the manner in which they are accessed. For references to accessing Pinterest on the "web" or via a "website," such terms refer to accessing Pinterest on personal computers. For references to accessing Pinterest on "mobile," such term refers to accessing Pinterest via a mobile application or via a mobile-optimized version of our website such as m.pinterest.com, whether on a mobile phone or tablet.

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$134,648	$122,509
Marketable securities	507,568	505,304
Accounts receivable net of allowances of $2,600 and $3,097 as of March 31, 2019 and December 31, 2018, respectively	161,108	221,932
Prepaid expenses and other current assets	43,623	39,607
Total current assets	846,947	889,352
Property and equipment, net	83,031	81,512
Operating lease right-of-use assets	160,802	145,203
Goodwill and intangible assets, net	13,728	14,071
Restricted cash	25,724	11,724
Other assets	11,008	10,869
Total assets	$1,141,240	$1,152,731
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,320	$22,169
Accrued expenses and other current liabilities	93,206	86,258
Total current liabilities	123,526	108,427
Operating lease liabilities	162,359	151,395
Other liabilities	23,945	22,073
Total liabilities	309,830	281,895

Commitments and contingencies

Redeemable convertible preferred stock, $0.00001 par value, 928,676 shares authorized; 308,373 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,465,399	1,465,399

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 1,932,500 shares authorized; 127,371 and 127,298 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	253,016	252,212
Accumulated other comprehensive loss	(231)	(1,421)
Accumulated deficit	(886,775)	(845,355)
Total stockholders’ equity (deficit)	(633,989)	(594,563)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,141,240	$1,152,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$201,911	$131,359
Costs and expenses:
Cost of revenue	73,694	51,653
Research and development	72,444	60,047
Sales and marketing	76,394	55,774
General and administrative	24,205	18,867
Total costs and expenses	246,737	186,341
Loss from operations	(44,826)	(54,982)
Other income (expense), net:
Interest income	4,059	2,638
Interest expense and other income (expense), net	(500)	(242)
Loss before provision for income taxes	(41,267)	(52,586)
Provision for income taxes	153	123
Net loss	$(41,420)	$(52,709)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,346	126,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(41,420)	$(52,709)
Other comprehensive income, net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	1,189	(1,127)
Change in foreign currency translation adjustment	1	68
Comprehensive loss	$(40,230)	$(53,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Issuance of common stock for cash upon exercise of stock options, net	—	—	73	—	110	—	—	110
Share-based compensation	—	—	—	—	694	—	—	694
Other comprehensive loss	—	—	—	—	—	1,190	—	1,190
Net loss	—	—	—	—	—	—	(41,420)	(41,420)
Balance as of March 31, 2019	308,373	$1,465,399	127,371	$1	$253,016	$(231)	$(886,775)	$(633,989)

	Three Months Ended March 31, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	308,373	$1,465,399	126,771	$1	$236,682	$(766)	$(782,381)	$(546,464)
Issuance of common stock for cash upon exercise of stock options, net	—	—	140	—	435	—	—	435
Share-based compensation	—	—	—	—	4,834	—	—	4,834
Other comprehensive loss	—	—	—	—	—	(1,059)	—	(1,059)
Net loss	—	—	—	—	—	—	(52,709)	(52,709)
Balance as of March 31, 2018	308,373	$1,465,399	126,911	$1	$241,951	$(1,825)	$(835,090)	$(594,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(41,420)	$(52,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,696	4,787
Share-based compensation	694	4,834
Other	(993)	654
Changes in assets and liabilities:
Accounts receivable	61,329	39,309
Prepaid expenses and other assets	510	7,102
Operating lease right-of-use assets	6,427	4,551
Accounts payable	7,481	4,484
Accrued expenses and other liabilities	(2,024)	2,696
Operating lease liabilities	(4,578)	(2,174)
Net cash provided by operating activities	33,122	13,534
Investing activities
Purchases of property and equipment	(3,706)	(8,240)
Purchases of marketable securities	(113,952)	(83,569)
Sales of marketable securities	28,953	36,408
Maturities of marketable securities	84,883	142,428
Net cash provided by (used in) investing activities	(3,822)	87,027
Financing activities
Proceeds from exercise of stock options, net	110	435
Other financing activities	(3,279)	—
Net cash provided by (used in) financing activities	(3,169)	435
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	48
Net increase in cash, cash equivalents, and restricted cash	26,139	101,044
Cash, cash equivalents, and restricted cash, beginning of period	135,290	83,969
Cash, cash equivalents, and restricted cash, end of period	$161,429	$185,013

Supplemental cash flow information
Accrued property and equipment	$4,484	$7,779
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$22,862	$2,356

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$134,648	$172,512
Restricted cash included in prepaid expenses and other current assets	1,057	851
Restricted cash	25,724	11,650
Total cash, cash equivalents, and restricted cash	$161,429	$185,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
Pinterest was incorporated in Delaware in 2008 and is headquartered in San Francisco, California. Pinterest is a visual discovery engine that people around the globe use to find the inspiration to create a life they love. We generate revenue by delivering advertising on our website and mobile application.
Basis of Presentation and Consolidation
We prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The condensed consolidated financial statements include the accounts of Pinterest, Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018, which are included in our prospectus filed pursuant to Rule 424(b) on April 18, 2019.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.
Initial Public Offering
On April 23, 2019, we closed our initial public offering ("IPO") in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting estimated offering costs of $8.7 million, of which $5.6 million was included in other assets as of March 31, 2019. Immediately prior to the completion of our IPO, all shares of our outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants converted into 308,621,636 shares of Class B common stock on a one-for-one basis, and immediately thereafter but still prior to the completion of our IPO, all of our outstanding common stock were reclassified into 456,213,756 shares of Class B common stock on a one-for-one basis.
On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions.
The shares and proceeds from our IPO and the underwriters’ exercise of their option to purchase additional shares are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2019.
Stock Split
On March 28, 2019, we effected a 1-for-3 reverse split of our capital stock. We have adjusted all share and per share amounts in the accompanying condensed consolidated financial statements and notes to reflect the reverse stock split.
Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, common stock prior to our IPO and share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click (“CPC”) basis or views an ad contracted on a cost per thousand impressions (“CPM”) basis. We typically bill customers on a CPC or CPM basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
We occasionally offer customers free ad inventory or measurement studies that demonstrate the effectiveness of their advertising campaigns on our platform. In either case, we recognize revenue only after satisfying our contractual performance obligation. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click or impression or based on expected cost plus margin, and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
We record sales commissions in sales and marketing expense as incurred because we would amortize these over a period of less than one year.
Deferred revenue was not material as of March 31, 2019 and December 31, 2018.
Share-Based Compensation
We have granted restricted stock units ("RSUs") since March 2015. We measure RSUs based on the fair market value of our common stock on the grant date. RSUs granted under our 2009 Stock Plan (the "2009 Plan") are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of the shares of Class A common stock sold in connection with our IPO. Because the performance condition had not been satisfied as of March 31, 2019, we had not recorded any share-based compensation expense for our RSUs at that date. Had our IPO occurred on March 31, 2019, we would have recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs for which the service condition had been satisfied at that date and would have begun recording the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
We account for forfeitures as they occur.
Valuation of Common Stock and Redeemable Convertible Preferred Stock Warrants
Until our IPO, we determined the fair value of our common stock and redeemable convertible preferred stock warrants using the most observable inputs available to us, including recent sales of our stock as well as income and market valuation approaches. The income approach estimates the value of our business based on the future cash flows we expect to generate discounted to their present value using an appropriate discount rate to reflect the risk of achieving the expected cash flows. The market approach estimates the value of our business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to our expected financial results.
We used the Probability Weighted Expected Return Method ("PWERM") to allocate the value of our business among our outstanding stock and share-based awards. We applied the PWERM by first defining the range of potential future liquidity

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outcomes for our business, such as an IPO, and then allocating its value to our outstanding stock and share-based awards based on the relative probability that each outcome will occur. We used the Option Pricing Method to allocate the value of our business to our outstanding stock and share-based awards under the non-IPO outcome we considered within the PWERM.
Applying these valuation and allocation approaches involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, valuation multiples, the selection of comparable public companies, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impacted our valuation as of each valuation date and may have a material impact on the valuation of our common stock and redeemable convertible preferred stock warrants.
Following our IPO, there is an active market for our Class A common stock and the warrants to purchase shares of our redeemable convertible preferred stock are no longer outstanding, so we no longer apply these valuation and allocation approaches.
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our condensed consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
For short-term leases, we record rent expense in our condensed consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$76,897	$—	$76,897
Money market funds	546	—	—	546
Marketable securities:
Corporate bonds	—	214,819	—	214,819
Asset-backed securities	—	108,059	—	108,059
Certificates of deposit	—	64,418	—	64,418
Commercial paper	—	100,212	—	100,212
U.S. treasury securities	20,060	—	—	20,060
Prepaid expenses and other current assets:
Certificates of deposit	—	1,057	—	1,057
Restricted cash:
Certificates of deposit	—	25,724	—	25,724
Other liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$5,005	$5,005

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$785	$—	$—	$785
Commercial paper	—	73,486	—	73,486
Marketable securities:
Corporate bonds	—	204,170	—	204,170
U.S. treasury securities	35,921	—	—	35,921
Asset-backed securities	—	106,658	—	106,658
Certificates of deposit	—	68,359	—	68,359
Commercial paper	—	90,196	—	90,196
Prepaid expenses and other current assets:
Certificates of deposit	—	1,057	—	1,057
Restricted cash:
Certificates of deposit	—	11,724	—	11,724
Other liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$4,934	$4,934

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
We classify our redeemable convertible preferred stock warrants within Level 3 because we determine their fair values using significant unobservable inputs, including the fair value of our redeemable convertible preferred stock, which we determine in the same manner as our common stock. Refer to our significant accounting policies in Note 1 for additional information.
We record changes in the fair value of our redeemable convertible preferred stock warrants in interest expense and other income (expense), net. These amounts were not material for the three months ended March 31, 2019 and 2018.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of March 31, 2019 and December 31, 2018, and gross unrealized losses for marketable securities that had been in an unrealized loss position for greater than 12 consecutive months were also immaterial as of March 31, 2019 and December 31, 2018. We evaluated all available evidence and concluded that our marketable securities are not other than temporarily impaired as of March 31, 2019 and December 31, 2018.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2019
Due in one year or less	$319,271
Due after one to five years	188,297
Total	$507,568
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Commitments
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. The estimated commencement and expiration dates are in 2022 and 2033, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total noncancelable minimum lease payments of approximately $420.0 million if these contingencies are met, and if the lease commences we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.
Legal Matters
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. While the results of legal matters are inherently uncertain, we do not believe the ultimate resolution of these matters, either individually or in aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.
Letters of Credit
We had $24.6 million and $10.6 million of secured letters of credit outstanding as of March 31, 2019 and December 31, 2018, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, restricted stock and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. 22,641,049 shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2019. In connection with the closing of our IPO, all remaining shares available for future issuance under our 2009 Plan ceased to be available for issuance under our 2009 Plan, and an equal number of shares of our Class A common stock became available for issuance under our 2019 Omnibus Incentive Plan (the “2019 Plan”), as described below.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, restricted stock, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. We initially reserved 48,200,000 shares of our Class A common stock for issuance under the 2019 Plan. There are 86,807,385 shares of our Class B common stock reserved for future issuance under our 2019 Plan following the closing of our IPO, which includes the 48,200,000 shares of Class A common stock originally reserved, the 22,641,049 shares of our Class B common stock reserved for future issuance under our 2009 Plan as of March 31, 2019 and 15,966,336 shares of our Class B common stock we withheld to satisfy our tax withholding and remittance obligations related to RSUs for which the performance condition was deemed satisfied upon pricing of our shares of Class A common stock sold in connection with our IPO. The withheld shares were automatically retired and cancelled, and an equal number of shares of our Class A common stock became available for issuance under our 2019 Plan.
The number of shares of our Class A common stock available for issuance under the 2019 Plan will be further increased by the number of shares of our Class B common stock subject to awards outstanding under our 2009 Plan as of the closing of our IPO that would, but for the terms of the 2019 Plan, have returned to the share reserves of the 2009 Plan pursuant to the terms of such awards, including as the result of forfeiture, repurchase, expiration or retention by us in order to satisfy an award’s exercise price or tax withholding obligations. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors.
Stock Option Activity
Stock option activity during the three months ended March 31, 2019, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2018	76,635	$2.22	4.5	$1,285,338
Exercised	(73)	2.58
Forfeited	(6)	3.84
Outstanding as of March 31, 2019	76,556	$2.22	4.3	$1,339,176
Exercisable as of March 31, 2019	76,351	$2.21	4.3	$1,335,964

(1)	We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total grant-date fair value of stock options vested during the three months ended March 31, 2019 and 2018, was $0.6 million and $18.6 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018, was $1.2 million and $5.9 million, respectively.
Restricted Stock Unit Activity
RSU activity during the three months ended March 31, 2019, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	77,882	$17.79
Granted	28,531	19.60
Forfeited	(2,486)	18.43
Outstanding as of March 31, 2019	103,927	$18.27
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2019 and 2018, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$15	$32
Research and development	626	4,054
Sales and marketing	29	241
General and administrative	24	507
Total share-based compensation	$694	$4,834
We began granting RSUs in March 2015. RSUs granted under our 2009 Plan are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied in connection with our IPO. Because the performance condition had not been satisfied as of March 31, 2019, we had not recorded any share-based compensation expense for our RSUs at that date. Had our IPO occurred on March 31, 2019, we would have recorded cumulative share-based compensation expense of $974.9 million using the accelerated attribution method, and we would have expected to recognize the remaining $924.5 million of unrecognized share-based compensation expense over a weighted-average period of 3.7 years.
Unrecognized share-based compensation expense relating to stock options was not material as of March 31, 2019.
5. Net Loss Per Share Attributable to Common Stockholders
We present net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities, and we consider all series of our redeemable convertible preferred stock participating securities. We have not allocated net loss attributable to common stockholders to our redeemable convertible preferred stock because the holders of our redeemable convertible preferred stock are not contractually obligated to share in our losses.
We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock issuable upon conversion of our redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSUs and common stock warrants to the extent these are dilutive.
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(41,420)	$(52,709)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,346	126,857
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.42)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Redeemable convertible preferred stock	308,373	308,373
Outstanding stock options	76,584	77,341
Unvested restricted stock units	81,498	58,447
Redeemable convertible preferred stock warrants	249	89
Common stock warrants	—	167
Total	466,704	444,417
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal and state net operating losses and credits. Income taxes from international operations are not material for the three months ended March 31, 2019 and 2018.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$181,762	$121,382
International(1)	20,149	9,977
Total revenue	$201,911	$131,359

(1)    No individual country other than the United States exceeded 10% of our total revenue for any period presented.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2019	2018
United States	$234,794	$222,188
International(1)	9,039	4,527
Total property and equipment, net and operating lease right-of-use assets	$243,833	$226,715

(1)    No individual country other than the United States exceeded 10% of our total property and equipment, net for any period presented.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Subsequent Events
Dual Class Structure
Immediately prior to the closing of our IPO on April 23, 2019, we filed an amended certificate of incorporation, which created Class A common stock and Class B common stock. All shares of our common stock outstanding immediately prior to the completion of our IPO, including shares of our common stock issued upon conversion of our redeemable convertible preferred stock and redeemable convertible preferred stock warrants and shares of our common stock underlying stock options and RSUs granted under our 2009 Plan, were converted into shares of Class B common stock. The rights of holders of our Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to twenty votes.
Initial Public Offering
On April 23, 2019, we closed our IPO in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting estimated offering costs of $8.7 million, of which $5.6 million was included in other assets as of March 31, 2019. Immediately prior to the completion of our IPO, all shares of our outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants automatically converted into 308,621,636 shares of Class B common stock on a one-for-one basis, and immediately thereafter but still prior to the completion of our IPO all of our outstanding common stock were reclassified into 456,213,756 shares of Class B common stock on a one-for-one basis.
On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions.
The shares and proceeds from our IPO and the underwriters’ exercise of their option to purchase additional shares are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2019. The pro forma condensed consolidated balance sheet data below reflects the aforementioned conversions as well as:

i.
An increase to additional paid-in capital related to our receipt of total net proceeds of $1,573.2 million after deducting total underwriting discounts and commissions of $65.6 million and before deducting estimated offering costs of $8.7 million.

ii.
An increase to additional paid-in capital and accumulated deficit related to the recognition of $974.9 million of share-based compensation expense related to RSUs granted prior to our IPO, which were subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was satisfied upon completion of our IPO. Upon satisfaction of the performance condition, we released 20,221,114 shares of Class B common stock, net, and made cash payments of $303.3 million to satisfy the related tax withholding and remittance obligations. These payments are reflected as a decrease to additional paid-in capital.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents our pro forma condensed consolidated balance sheet data (in thousands except per share amounts):

	March 31, 2019
	Actual	Pro Forma Adjustments	Pro Forma
Other liabilities	$23,945	$(5,005)	$18,940

Redeemable convertible preferred stock, $0.00001 par value, 928,676 shares authorized; 308,373 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; no shares authorized, issued and outstanding, pro forma	1,465,399	(1,465,399)	—
Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 1,932,500 shares authorized; 127,371 and 127,298 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding, pro forma	1	(1)	—
Class A common stock, $0.00001 par value, no shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018; 6,666,667 shares authorized, 86,250 shares issued and outstanding, pro forma; Class B common stock, $0.00001 par value, no shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018; 1,333,333 shares authorized, 456,214 shares issued and outstanding, pro forma	—	5	5
Additional paid-in capital	253,016	3,706,496	3,959,512
Accumulated other comprehensive loss	(231)	—	(231)
Accumulated deficit	(886,775)	(974,851)	(1,861,626)
Total stockholders’ equity (deficit)	$(633,989)	$2,731,649	$2,097,660

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Note About Forward-Looking Statements.”
Overview of First Quarter Results
Our key financial and operational results as of and for the three months ended March 31, 2019 are as follows:

•	Revenue was $201.9 million, an increase of 54% compared to the three months ended March 31, 2018.

•	Monthly active users ("MAUs") were 291 million, an increase of 22% compared to March 31, 2018.

•	Total costs and expenses were $246.7 million.

•	Loss from operations was $44.8 million.

•	Net loss was $41.4 million.

•	Adjusted EBITDA was $(38.4) million.

•	Cash, cash equivalents and marketable securities were $642.2 million.

•	Headcount was 1,904.

•	We now serve ads in 13 countries, up from six at March 31, 2018.

Trends in User Metrics
Monthly Active Users. We define a monthly active user as a logged-in Pinterest user who visits our website or opens our mobile application at least once during the 30-day period ending on the date of measurement. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
Quarterly Monthly Active Users
(in millions)
Note: United States and International may not sum to Global due to rounding.
We have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our recent focus on localizing content in international markets. We expect this international user growth to continue to outpace U.S. user growth in the near term.

Trends in Monetization Metrics
Revenue. We calculate revenue by user geography based on our estimate of the geography in which ad impressions are delivered. The geography of our users affects our revenue and financial results because we currently only monetize certain countries and currencies and because we monetize different geographies at different average rates. Our revenue in the United States is higher primarily due to our decision to focus our earliest monetization efforts there and also due to the relative size and maturity of the U.S. digital advertising market.
Quarterly Revenue
(in millions)
Note: Revenue by geography in the charts above is geographically apportioned based on our estimate of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our disclosure of revenue disaggregated by geography in the notes to our condensed consolidated financial statements where revenue is geographically apportioned based on our customers’ billing addresses. United States and International may not sum to Global due to rounding; quarterly amounts may not sum to annual due to rounding.

Average Revenue per User (“ARPU”). We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We present ARPU on a U.S. and international basis because we currently monetize users in different geographies at different average rates. U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there and also due to the relative size and maturity of the U.S. digital advertising market.
Quarterly Average Revenue per User
For the three months ended March 31, 2019, global ARPU was $0.73, which represents an increase of 26% compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, U.S. ARPU was $2.25 and international ARPU was $0.08, which represent increases of 41% and 59%, respectively, compared to the three months ended March 31, 2018.

Non-GAAP Financial Measure
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we consider Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net and provision for income taxes.
We use Adjusted EBITDA to evaluate our operating results and for financial and operational decision-making purposes. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that it excludes. We also believe Adjusted EBITDA provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key metrics we use for financial and operational decision-making. We are presenting Adjusted EBITDA to assist potential investors in seeing our operating results through the eyes of management, and because we believe that this measure provides an additional tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. However, our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, the nearest GAAP equivalent. For example, Adjusted EBITDA excludes:

•	certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets, although these assets may have to be replaced in the future; and

•	share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense and an important part of our compensation strategy.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$(41,420)	$(52,709)
Depreciation and amortization	5,696	4,787
Share-based compensation	694	4,834
Interest income	(4,059)	(2,638)
Interest expense and other (income) expense, net	500	242
Provision for income taxes	153	123
Adjusted EBITDA	$(38,436)	$(45,361)

Components of Results of Operations
Revenue. We generate revenue by delivering ads on our website and mobile application. Advertisers purchase ad products directly with us or through their relationships with advertising agencies. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis or views an ad contracted on a CPM basis.
Cost of Revenue. Cost of revenue consists primarily of expenses associated with the delivery of our service, including the cost of hosting our website and mobile application. Cost of revenue also includes personnel-related expense, including salaries, benefits and share-based compensation for employees on our operations teams, payments associated with partner arrangements, credit card and other transaction processing fees, and allocated facilities and other supporting overhead costs.
Research and Development. Research and development consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our engineers and other employees engaged in the research and development of our products, and allocated facilities and other supporting overhead costs.
Sales and Marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing, business development and customer service functions, advertising and promotional expenditures, professional services and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
General and Administrative. General and administrative consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our employees engaged in finance, legal, human resources and other administrative functions, professional services, including outside legal and accounting services, and allocated facilities and other supporting overhead costs.
Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on our cash equivalents and marketable securities.
Provision for Income Taxes. Provision for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes.
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest and other income (expense), net and provision for income taxes. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$201,911	$131,359
Costs and expenses (1):
Cost of revenue	73,694	51,653
Research and development	72,444	60,047
Sales and marketing	76,394	55,774
General and administrative	24,205	18,867
Total costs and expenses	246,737	186,341
Loss from operations	(44,826)	(54,982)
Other income (expense), net:
Interest income	4,059	2,638
Interest expense and other income (expense), net	(500)	(242)
Loss before provision for income taxes	(41,267)	(52,586)
Provision for income taxes	153	123
Net loss	$(41,420)	$(52,709)
Adjusted EBITDA (2)	$(38,436)	$(45,361)

(1)	Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$15	$32
Research and development	626	4,054
Sales and marketing	29	241
General and administrative	24	507
Total share-based compensation	$694	$4,834
We began granting RSUs in March 2015. Our RSUs granted under our 2009 Plan are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was satisfied in connection with our IPO. Because the performance condition had not been satisfied as of March 31, 2019, we had not recorded any share-based compensation expense for our RSUs at that date. Had our IPO occurred on March 31, 2019, we would have recorded cumulative share-based compensation expense of $974.9 million using the accelerated attribution method, and we would have expected to recognize the remaining $924.5 million of unrecognized share-based compensation expense over a weighted-average period of 3.7 years. Because our IPO was completed in April 2019, our expenses for the three months ending June 30, 2019 will include substantial share-based compensation expense with respect to our RSUs.

(2)
See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Costs and expenses:
Cost of revenue	36	39
Research and development	36	46
Sales and marketing	38	42
General and administrative	12	14
Total costs and expenses	122	142
Loss from operations	(22)	(42)
Other income (expense), net:
Interest income	2	2
Interest expense and other income (expense), net	—	—
Loss before provision for income taxes	(20)	(40)
Provision for income taxes	—	—
Net loss	(21)%	(40)%
Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Revenue	$201,911	$131,359	54%
Revenue for the three months ended March 31, 2019 increased by $70.6 million compared to the three months ended March 31, 2018. Revenue based on the geographic location of our users increased by 51% in the United States to $187.0 million and by 107% internationally to $14.9 million. U.S. revenue growth was driven by a 7% increase in average U.S. MAUs and a 41% increase in U.S. ARPU. International revenue growth was driven by a 30% increase in average international MAUs and a 59% increase in international ARPU. ARPU growth in the U.S. and internationally was driven by higher monetization of both of those user bases largely due to an increase in the number of advertisements delivered as a result of an increase in the overall number of advertisers on our platform and increased demand from existing advertisers. The impact of the pricing of advertisements was not significant for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Cost of revenue	$73,694	$51,653	43%
Percentage of revenue	36%	39%
Cost of revenue for the three months ended March 31, 2019 increased by $22.0 million compared to the three months ended March 31, 2018. The increase was primarily due to higher absolute hosting costs due to user growth.
Research and Development

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Research and development	$72,444	$60,047	21%
Percentage of revenue	36%	46%
Research and development for the three months ended March 31, 2019, increased by $12.4 million compared to the three months ended March 31, 2018. The increase was primarily due to a 28% increase in average headcount, which drove higher personnel and facilities-related expenses.
Sales and Marketing

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Sales and marketing	$76,394	$55,774	37%
Percentage of revenue	38%	42%
Sales and marketing for the three months ended March 31, 2019, increased by $20.6 million compared to the three months ended March 31, 2018. The increase was primarily due to a 38% increase in average headcount, which drove higher personnel and facilities-related expenses, as well as higher consulting and marketing expenses.
General and Administrative

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
General and administrative	$24,205	$18,867	28%
Percentage of revenue	12%	14%
General and administrative for the three months ended March 31, 2019, increased by $5.3 million compared to the three months ended March 31, 2018. The increase was primarily due to a 31% increase in average headcount, which drove higher personnel and facilities-related expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Interest income	$4,059	$2,638	54%
Interest expense and other income (expense), net	(500)	(242)	(107)%
Other income (expense), net	$3,559	$2,396	49%
Other income (expense), net for the three months ended March 31, 2019, increased by $1.2 million compared to the three months ended March 31, 2018. The increase was primarily due to higher returns on our marketable securities as a result of higher interest rates.
Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Provision for income taxes	$153	$123	24%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries for both of the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018	% change
	(in thousands)
Net loss	$(41,420)	$(52,709)	21%
Adjusted EBITDA	$(38,436)	$(45,361)	15%
Net loss for the three months ended March 31, 2019 was $41.4 million, as compared to $52.7 million for the three months ended March 31, 2018. Adjusted EBITDA was $(38.4) million for the three months ended March 31, 2019, as compared to $(45.4) million for the three months ended March 31, 2018, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through private sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2019, we had $642.2 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2019, $19.1 million of our cash and cash equivalents was held by our foreign subsidiaries.
In November 2018, we entered into a five-year $500.0 million revolving credit facility with an accordion option which, if exercised, would allow us to increase the aggregate commitments by the greater of $100.0 million and 10% of our consolidated total assets, provided we are able to secure additional lender commitments and satisfy certain other conditions. Interest on any borrowings under the revolving credit facility accrues at either LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at our election, and we are required to pay an annual commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the revolving credit facility.
The revolving credit facility also allows us to issue letters of credit, which reduce the amount we can borrow. We are required to pay a fee that accrues at 1.50% per annum on the average aggregate daily maximum amount available to be drawn under any outstanding letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of March 31, 2019.
On April 23, 2019, we closed our IPO in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting estimated offering costs of $8.7 million, of which $5.6 million was included in other assets as of March 31, 2019. We utilized a portion of the net proceeds from this offering to pay approximately $303.3 million to satisfy the related tax withholding and remittance obligations.
On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions.
The shares and proceeds from our IPO and the underwriters’ exercise of their option to purchase additional shares are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2019.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
For the three months ended March 31, 2019 and 2018, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$33,122	$13,534
Investing activities	$(3,822)	$87,027
Financing activities	$(3,169)	$435

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $19.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to increased collections of accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess working capital in short-duration marketable securities, the maturities of which we use to fund our ongoing working capital requirements. Net cash provided by (used in) investing activities decreased by $90.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to proceeds from sales and maturities of marketable securities that we used to fund operations.
Financing Activities
Cash flows from financing activities consist of proceeds from exercises of stock options and payments of costs related to our IPO. Net cash provided by (used in) financing activities decreased by $3.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to payments of costs related to our IPO.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2019.
Contractual Obligations
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. The estimated commencement and expiration dates are in 2022 and 2033, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total noncancelable minimum lease payments of approximately $420.0 million if these contingencies are met, and we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.
There have been no other material changes to our noncancelable contractual commitments since December 31, 2018.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. We refer to such estimates and judgments, discussed further below, as critical accounting policies and estimates.
Refer to Note 1 to our condensed consolidated financial statements for further information on our other significant accounting policies.

Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis or views an ad contracted on a CPM basis. We typically bill customers on a CPC or CPM basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
We occasionally offer customers free ad inventory or measurement studies that demonstrate the effectiveness of their advertising campaigns on our platform. In either case, we recognize revenue only after satisfying our contractual performance obligation. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click or impression or based on expected cost plus margin, and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
Share-Based Compensation
We have granted RSUs since March 2015. We measure RSUs based on the fair market value of our common stock on the grant date. Our RSUs granted under our 2009 Plan are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our shares of Class A common stock in connection with our IPO. Because the performance condition had not been satisfied as of March 31, 2019, we had not recorded any share-based compensation expense for our RSUs at that date. Had our IPO occurred on March 31, 2019, we would have recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs for which the service condition had been satisfied at that date and would have begun recording the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
Valuation of Common Stock and Redeemable Convertible Preferred Stock Warrants
Until our IPO, we determined the fair value of our common stock and redeemable convertible preferred stock warrants using the most observable inputs available to us, including recent sales of our stock as well as income and market valuation approaches. The income approach estimates the value of our business based on the future cash flows we expect to generate discounted to their present value using an appropriate discount rate to reflect the risk of achieving the expected cash flows. The market approach estimates the value of our business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to our expected financial results.
We used the Probability Weighted Expected Return Method ("PWERM") to allocate the value of our business among our outstanding stock and share-based awards. We applied the PWERM by first defining the range of potential future liquidity outcomes for our business, such as an IPO, and then allocating its value to our outstanding stock and share-based awards based on the relative probability that each outcome will occur. We used the Option Pricing Method to allocate the value of our business to our outstanding stock and share-based awards under the non-IPO outcome we consider within the PWERM.
Applying these valuation and allocation approaches involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, valuation multiples, the selection of comparable public companies, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impacted our valuation as of each valuation date and may have a material impact on the valuation of our common stock and redeemable convertible preferred stock warrants.
Following our IPO, there is an active market for our Class A common stock and the warrants to purchase shares of our preferred stock were net exercised, so we no longer apply these valuation and allocation approaches.

Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our condensed consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2019.
Interest Rate Risk
As of March 31, 2019, we held cash, cash equivalents and marketable securities of $642.2 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectives of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.
Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the final outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. The occurrence of any of the following risks could harm our business, revenue, financial results and prospects. In addition, risks and uncertainties that are not presently known to us or that we currently believe are immaterial could also harm our business, revenue, financial results and prospects. If any of these risks occur, the value of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to the Company and our Industry
Our ecosystem of Pinners and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new Pinners or retain current Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.
We must continue to attract, retain and engage our users on our platform, who we call Pinners. Our active users may not continue to grow, and may decline. We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our active user growth rate slows, our financial performance will increasingly depend on our ability to increase Pinner engagement and our monetization efforts.
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners.
We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, our total audience includes 43% of internet users, which includes approximately 80% of women ages 18-64 with children, according to an independent study by Comscore based on total unique visitors to our service. We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate. See “―We may not succeed in further expanding and monetizing our platform internationally.” Attracting Pinners from these demographics or countries may require significant expense, and we may not be successful.
In addition, our products typically require high bandwidth data capabilities, and many Pinners live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. Therefore, we do not expect to experience rapid Pinner growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid Pinner growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data network. We have entered into, and plan to continue to enter into, contracts with data service providers that allow users to access our mobile application without it counting toward their monthly data allowance, a practice known as “zero rating.” Changes in regulations could adversely impact our existing and future contracts regarding our access to, and use of, zero-rating offers or other discounts or data usage for our service.
Our ability to serve advertisements on our platform, and therefore the value proposition for our advertisers, depends on the size and engagement of our user base. Our growth efforts are not currently focused on increasing the number of daily active users, and we do not anticipate that most of our users will become daily active users. Therefore, even if we are able to increase demand for our advertising products, we may not be able to deliver those advertisements if we cannot also increase the size and engagement of our user base, which could harm our business, revenue and financial results.

There are many factors that could negatively affect user growth, retention and engagement, including if:

•	our competitors mimic our products or product features, causing Pinners to utilize their products instead of, or more frequently than, our products, harming Pinner engagement and growth;

•	we do not provide a compelling Pinner experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;

•	our content is not relevant to Pinners’ personal taste and interests;

•	third parties do not permit or continue to permit their content to be displayed on our platform;

•	users have difficulty installing, updating or otherwise accessing our service on mobile devices or web browsers as a result of actions by us or third parties;

•	there are changes in the amount of time users spend across all applications and platforms, including ours;

•	technical or other problems frustrate the Pinner experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;

•	we are unable to address Pinner and advertiser concerns regarding the content, privacy and security of our service;

•	we are unable to combat spam, harassment, cyberbullying or other hostile, inappropriate, abusive or offensive content or usage on our products or services;

•	users adopt new technologies where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available; or

•	third-party initiatives that may enable greater use of our service, including low-cost or discounted data plans, are discontinued.
Any decrease in Pinner growth, retention or engagement could render our service less attractive to Pinners or advertisers, and could harm our business, revenue and financial results.
If we are not able to continue to provide content that is useful and relevant to Pinners’ personal taste and interests, Pinner growth, retention or engagement could decline, which could result in the loss of advertisers and revenue.
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests, which in turn depends on the content contributed by our users and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal intent. We may not correctly identify and serve content that is useful and relevant to Pinners. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, particularly in non-U.S. and non-English speaking markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, Pinner growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute content to our service or support the continued availability of that content on our service. As part of our effort to maintain an empowering environment, we endeavor to keep divisive, disturbing or unsafe content off our service. We may do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content on a timely basis, which could also result in a decrease in user growth, retention or engagement and result in liability for us. See “―We may be liable as a result of content or information that is published or made available on our service.”
We regularly monitor how our advertising affects Pinners’ experiences to ensure we do not deliver too many advertisements or irrelevant advertisements to Pinners. Therefore we may decide to change the number of advertisements or eliminate certain types of advertisements to ensure Pinners’ satisfaction in the service. We may make changes to our platform based on feedback provided by Pinners or advertisers. These decisions may not produce the long-term benefits that we expect, in which case Pinner growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
Current and future data privacy laws and regulations, including the General Data Protection Regulation (“GDPR”), or new interpretations of existing laws and regulations, may limit our ability to collect and use data, which may impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in news about online privacy may motivate Pinners to take more aggressive steps to protect their privacy. Pinners may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with Pinners’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
Substantially all our revenue is generated from advertising, and a decline in Pinner growth, retention or engagement as a result of our inability to provide relevant and useful content to Pinners, and therefore our inability to serve the volume of advertisements desired by our advertisers, may deter new advertisers from using our platform or cause current advertisers to reduce their spending with us or cease doing business with us altogether, which could harm our business, revenue and financial results.
If we do not develop successful new products or improve existing ones, our business may suffer. We may also invest in new products that fail to attract or retain users or generate revenue.
Our ability to grow, retain and engage our user base and therefore increase our revenue depends on our ability to successfully enhance our existing products and create new products, both independently and in conjunction with platform developers or other third parties, and to do so quickly. We may introduce significant changes to our existing products or develop and introduce new and unproven products with which we have little or no prior development or operating experience. Our focus on innovation and experimentation could result in unintended outcomes or decisions that are poorly received by Pinners. If new or enhanced products fail to engage our users, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, any of which could harm our business, revenue and financial results. We also may develop new products that increase user engagement and costs that are not intended to increase revenue.
Our products often require users to learn new behaviors that may not always be intuitive to them. This can create a lag in adoption of new products by new or existing users. To the extent that new users are less willing to invest the time to learn to use our products, or if we are unable to make our products easier to learn to use, our user growth, retention or engagement could be affected, and our business, revenue and financial results could be harmed.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base will be impaired and our business, revenue and financial results could be harmed.
We believe that our brand identity and reputation, including that our service is an empowering environment, has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user and advertiser base. We anticipate that maintaining and enhancing our brand and reputation will depend largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers.

Our brand and reputation may also be negatively affected by the content or actions of Pinners that are deemed to be hostile or inappropriate to other Pinners, by the actions of Pinners acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address Pinner concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a timely manner may decrease as the number of Pinners grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform or the failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental and regulatory scrutiny of our decisions. Any scrutiny regarding us, including regarding our data privacy, copyright, content or other practices, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including of their impact on user “screen time” or their data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
In addition, we may fail to adequately address the needs of Pinners or advertisers, which could erode confidence in our brand and damage our reputation. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.
If our security is compromised, or Pinners or advertisers believe our security has been compromised, Pinners and advertisers may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.
Our efforts to protect the information that Pinners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to fraudulently induce our employees or Pinners to disclose information to gain access to our data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If a third party gains unauthorized access to our service, they may post malicious spam and other content on our platform using a Pinner’s or advertiser’s account. If any of these events occur, our information or Pinners’ information could be accessed or disclosed improperly.
Some third parties, including advertisers, may store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, Pinners’ data may be improperly accessed or disclosed. Even if these third parties take all the necessary precautions, their networks may still suffer a breach, which could compromise Pinners’ data.
Any incidents where Pinners’ information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation and adversely impact our competitive position. In addition, government authorities or affected Pinners could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners is important to sustain Pinner growth, retention and engagement. Concerns over our data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.

We depend in part on internet search engines to direct traffic and refer new users to our service. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results.
We depend in part on internet search engines, such as Bing, Google, Yahoo! and Yandex, to direct a significant amount of traffic to our service. For example, when a user types a query into a search engine, we may receive traffic and acquire new users when those search results include Pins, boards, Pinners and other features of our service that cause the user to click on the Pinterest result or create a Pinterest account. These actions increase Pinner growth due to signups of new users and increase retention and engagement of existing Pinners.
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we expect to experience declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines could harm our business, revenue and financial results.
We allow users to authenticate with our service through third-party login providers (such as Facebook Login or Google Sign-in). If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict the use of these tools, user growth or engagement could decline, and our business, revenue and financial results could be harmed.
A significant number of Pinners use their Facebook or Google login credentials to access their accounts on our service. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage, Pinners may be unable to access our service. As a result, user growth and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue single sign-on or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
In addition, web browser developers, such as Apple, Microsoft or Google, have implemented and may implement changes in browser or device functionality that may restrict our ability to use these third-party login providers (such as Facebook Login or Google Sign-in), including by limiting the use of cookies.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in user preferences. Barriers to entry in our industry are low, and our intellectual property rights may not be sufficient to prevent competitors from launching comparable products or services.
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap and Twitter, which provide their users with a variety of online products, services, content and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content. Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, and those competitors could reduce or eliminate the value we receive. See “―We depend in part on internet search engines to direct traffic and refer new users to our service. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results” and “―We allow users to access our service through third-party single sign-on tools. If these third parties discontinue these tools or experience a breach or outage in their platform, user growth or engagement could decline, and our business, revenue and financial results could be harmed.”
We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology, products, features or services to ours. In addition, emerging startups may be able to innovate and provide technology, products, services or features faster than we can or may foresee the consumer need for new products, services or features before us.
In emerging international markets, where mobile devices often lack large storage capabilities, we may also compete with other applications for the limited space available on a user’s mobile device.
We believe that our ability to compete for users, which impacts the success of our business, depends upon many factors both within and beyond our control, including:

•	the usefulness, novelty, performance and reliability of our service compared to those of our competitors;

•	the timing and market acceptance of our products, including the developments and enhancements to those products, offered by us or our competitors;

•	our brand strength relative to our competitors; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
If we are unable to compete effectively for advertisers, our business, revenue and financial results could be harmed.
We face significant competition for advertising revenue across a variety of formats. To compete effectively, we must enable our advertisers to easily create content and buy, forecast, optimize and measure the performance of advertising on our platform. In order to grow our revenue and improve our operating results, we must increase our share of advertising spend relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products, as well as more robust tools to measure the effectiveness of advertising campaigns.
Some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising spend. They have large distributed sales forces and an increasing amount of control over mobile distribution channels. These competitors’ economies of scale allow them to have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more targeted advertising. They may not need to rely on third-party data, including data provided by advertisers, in order to effectively target the campaigns of advertisers, which could make their advertising products more attractive to advertisers than ours if third-party data ceases to be available to us, whether because of regulatory changes, privacy concerns or other reasons. If we are unable to provide our advertisers with the ability to effectively target their advertising campaigns, or if our advertisers do not believe that our value proposition is as compelling as those of our competitors, we may not be able to attract new advertisers or retain existing ones, and our business, revenue and financial results could be harmed.
We believe that our ability to compete for advertisers, which impacts the success of our business, depends upon many factors both within and beyond our control, including:

•	sales, marketing, customer service and support efforts;

•	first- and third-party data available to us relative to our competitors;

•	ease of use, performance, price and reliability of solutions developed either by us or our competitors;

•	the attractiveness and volume of our product and service offerings (including measurement tools) compared to those of our competitors;

•	the strength of our advertiser relationships and offerings compared to those of our competitors;

•	the ease with which our advertising products fit into existing advertiser budgets compared to those of our competitors; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
If we are unable to compete effectively for advertisers, our business, revenue and financial results could be harmed.
We are in the early stages of our monetization efforts and there is no assurance we will be able to scale our business for future growth.
We are in the early stages of our monetization efforts and are still growing and scaling our revenue model. Our growth strategy depends on, among other things, attracting more advertisers (including serving more mid-market and unmanaged advertisers and expanding our sales efforts to reach advertisers in additional international markets), scaling our business with existing advertisers and expanding our advertising product offerings, such as self-serve tools. There is no assurance that this revenue model will continue to be successful or that we will generate increasing revenue. We do not know if we can sustain the current growth rate of our revenue. To sustain or increase our revenue, we must obtain new advertisers, encourage existing advertisers to maintain or increase their advertising spend on our platform, expand the number of markets where we offer advertising and increase the breadth and functionality of our advertising offerings, including new advertising formats and measurement tools.
In order to obtain new advertisers and further our relationship with current advertisers, we must increase the size of our user base or the engagement of our users. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will increase the number of users on our service. See “―Our ecosystem of Pinners and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new Pinners or retain current Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.”
In addition, to scale the growth of our ad platform, we will have to successfully develop and target ad products based on Pinners’ personal taste and interests, which will require broad and diverse Pinner data. If we are unable to do this with the data, technology and resources available to us, we may need to consider alternatives, such as partnerships, to grow our business. If we choose not to pursue these partnerships, or if these partnerships are unsuccessful, our business may prove less scalable, and our business, revenue and financial results could be harmed.
We generate substantially all of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers or a reduction in how much they spend could harm our business, revenue and financial results.

Substantially all of our revenue is generated from third-party advertising, a trend that we expect to continue. Most advertisers do not have long-term advertising commitments with us. Many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In order to increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and expand our sales force, and there can be no assurance that those efforts will be successful. In addition, advertisers may view some of our products or our platform as experimental and may devote only a small portion of their advertising spend to our platform until we develop measurement tools that demonstrate the effectiveness of our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. Advertisers will not do, or continue to do, business with us if they do not believe that our advertisements are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
While no customer accounted for more than 10% of our revenue for the three months ended March 31, 2019, a substantial portion of our revenue is derived from a small number of advertisers, and is currently concentrated in certain verticals, particularly CPG and retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers. Many of these advertising agencies are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.
Our advertising revenue could be harmed by many other factors, including:

•	changes in the price of advertisements;

•	our inability to create new products that sustain or increase the value of our advertisements;

•	our inability to meet advertiser demand on our platform if we cannot increase the size and engagement of our user base;

•	changes in Pinner demographics that make us less attractive to advertisers;

•	our inability to make our ads more relevant and effective;

•	the availability, accuracy and utility of our analytics and measurement solutions that demonstrate the value of our advertisements, or our ability to further improve such tools;

•	changes to our data privacy practices (including as a result of changes to laws or regulations) that affect the type or manner of advertising that we are able to provide;

•	our inability to collect and share data which new or existing advertisers find useful;

•	competitive developments or advertiser perception of the value of our products that impact our ability to receive advertising spend or that reduce the volume of the advertising spend we receive;

•	product changes or advertising inventory management decisions we make that change the type, size or frequency of advertisements on our platform;

•	Pinners that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brand;

•	the impact of invalid clicks or click fraud on our advertisements;

•	the failure of our advertising auction mechanism to target and price ads effectively;

•
difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines or experience challenges uploading and conforming their advertisements with our system requirements;

•	the macroeconomic climate and the status of the advertising industry in general; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.

These and other factors could reduce demand for our advertising products, which may reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
Our ability to generate revenue depends on the development of tools to accurately measure the effectiveness of advertisements on our platform.
Most advertisers rely on tools that measure the effectiveness of their ad campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign on our platform will be critical to our ability to attract new advertisers and retain, and increase spend from, our existing advertisers.
Developing and improving these tools may require significant time and resources and additional investment, and in some cases we may rely on third parties to provide data and technology needed to provide certain measurement data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
One differentiating feature of our platform is that advertisers have the opportunity to put relevant content in front of Pinners at every stage of the purchase funnel, including during the early intent phase. However, many existing advertiser tools that measure the effectiveness of advertising do not account for the role of advertising early in a user’s decision-making process, which is when many users come to our service. As a result, we may not be able to demonstrate and measure for our advertisers the value of engaging with a Pinner during the early intent phase.
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, may implement changes in browser or device functionality that impair our ability to measure the effectiveness of advertising on our platform, including by limiting the use of third-party cookies or other tracking technology. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. These restrictions make it more difficult for us to measure the effectiveness of advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy or otherwise, on our ability to collect and share data which our advertisers find useful would impede our ability to attract and retain advertisers. For example, current and future data privacy laws and regulations, including GDPR, or new interpretations of existing laws and regulations, may limit our ability to use or benefit from tracking and measurement technologies, including cookies, and further reduce our ability to measure the effectiveness of advertising on our platform. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
We rely heavily on our ability to collect and share data and metrics for our advertisers to help new and existing advertisers understand the performance of advertising campaigns. If advertisers do not perceive our metrics to be accurate representations of our user base and user engagement, or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results. See “―Pinner metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.”
We may not be able to develop effective products and tools for advertisers.
Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions, which could adversely affect our revenue. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
We may not succeed in further expanding and monetizing our platform internationally.
We plan to continue expanding our business operations abroad and offering content and advertising to Pinners and advertisers in other languages and countries. We plan to enter new international markets where we have limited or no experience in deploying our service or selling advertisements. In order to expand successfully, we need to offer content and products that are customized and relevant to local Pinners and advertisers, which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those markets. As we expand into new international markets, we may not yet understand the full scope of Pinners’ personal taste and interests, demographics and culture in those markets, as well as advertiser expectations, target audiences and return on advertising spend. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our service. For example, we may experience challenges adapting our content and search tools to be localized for new markets. This may cause us to limit our expansion or decrease our operations in international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. We expect the international advertising market to continue growing as more advertisers take advantage of the global audience. If the advertising market does not scale as we expect, our business, revenues and financial results could be harmed. If we fail to deploy or manage our operations in these markets successfully, we may not be as appealing to users and advertisers in those markets and our business, revenue and financial results could be harmed.
We plan to continue expanding our Pinner and advertiser base globally, where we have limited operating experience and may be subject to increased business and economic risks that could harm our business, revenue and financial results.
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:

•	political, social and economic instability;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;

•
different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language and cultural differences, making it harder to do business in certain international jurisdictions;

•	increasing labor costs due to high wage inflation in certain international jurisdictions;

•	compliance with statutory equity requirements;

•	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;

•	import and export controls and restrictions and changes in trade regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

•	compliance with GDPR and similar data privacy and data protection laws;

•	compliance with laws that might restrict content or require us to provide user information, including confidential information, to local authorities;

•	compliance with multiple tax jurisdictions and management of tax impact of global operations; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
If we are unable to expand internationally and manage the complexity of global operations successfully, our business, revenue and financial results could be harmed.
We cannot assure you that we will effectively manage the growth of our business.
We have experienced rapid growth and demand for our service since inception. The growth and expansion of our business and product offerings and the increase in full-time employees place a significant strain on our management, operational and financial resources. This growth and expansion create significant challenges for our management, including managing multiple relationships with Pinners, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate.
We expect headcount growth to continue for the foreseeable future. As our organization continues to grow and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. Although our principal offices are located in San Francisco, California, we have many offices, both domestic and abroad. This structure may increase these risks and make it more challenging to foster our culture and adequately oversee employees and business functions. This could harm our business, revenue and financial results.
We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past quarterly results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours.
We have incurred operating losses in the past, anticipate increasing our operating expenses, expect to incur operating losses in the future and may never achieve or maintain profitability.
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $41.4 million and $52.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $886.8 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
In addition, we have granted RSUs under our 2009 Plan, which are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied in connection with our IPO. As the closing of our IPO occurred on April 23, 2019, no share-based compensation expense had been recognized for RSUs as of March 31, 2019 because the performance condition had not yet been satisfied. During the three months ending June 30, 2019, we will begin recording share-based compensation expense using the accelerated attribution method for awards granted under the 2009 Plan. If our IPO had been completed on March 31, 2019, we would have recorded cumulative share-based compensation expense of $974.9 million, and we would have expected to recognize the remaining $924.5 million of unrecognized share-based compensation expense over a weighted-average period of 3.7 years. Following our IPO, our future operating expenses, particularly for the three months ending June 30, 2019, will include substantial share-based compensation expense with respect to our RSUs, as well as any other share-based awards we may grant in the future. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Share-Based Compensation.”
We also anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our operations domestically and internationally, enhance our product offerings, broaden our Pinner and advertiser base, expand our marketing channels, hire additional employees and develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. In addition, as of December 31, 2018, we had approximately $731.1 million of long-term contractual commitments that are not cancelable. In March 2019 we also entered into a lease for office space to be constructed near our current headquarters campus for which we will be subject to total non-cancelable minimum lease payments of approximately $420.0 million beginning in 2022 if certain contingencies are met. There were no other material changes to our noncancelable contractual commitments since December 31, 2018. These noncancelable commitments limit our ability to reduce our operating expenses in the future. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.
We may make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission―to bring everyone the inspiration to create a life they love―and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an empowering experience for Pinners or revise our policies in ways that decrease Pinner engagement. Also, we decided to extend certain GDPR rights, such as rights of access, correction and deletion, to all of our users worldwide, as opposed to only those in Europe. These decisions many not be consistent with the expectations of investors and any longer-term benefits may not materialize within the timeframe we expect or at all, which could harm our business, revenue and financial results.
Our operating results are likely to fluctuate from quarter to quarter, which makes them difficult to predict.
Our quarterly operating results are tied to certain key business metrics that have fluctuated in the past and are likely to fluctuate in the future, which makes them difficult to predict. Our operating results depend on numerous factors, many of which are outside of our control, including:

•	our ability to generate revenue from our service;

•	our ability to improve or maintain gross margins;

•	the number and relevancy of advertisements shown to Pinners;

•	the manner in which Pinners engage with different products, where certain products may generate different amounts of revenue;

•	downward pressure on the pricing of our advertisements;

•	the timing, cost of and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;

•
seasonal fluctuations in spending by our advertisers, product usage by Pinners and growth rates for Pinners and engagement, each of which may change as our product offerings evolve or our business grows;

•	seasonal fluctuations in internet usage generally;

•	the success of technologies designed to block the display of ads;

•	development and introduction of new product offerings by us or our competitors;

•	the ability of our third-party providers to scale effectively and provide the necessary technical infrastructure for our service on a timely basis;

•	system failures, disruptions, breaches of security or data privacy or internet downtime, whether on our service or on those of third parties;

•	the inaccessibility of our service due to third-party actions;

•	changes in measurement of our metrics;

•	costs associated with the technical infrastructure used to operate our business, including hosting services;

•	fluctuations in the amount of share-based compensation expense, including in the quarter we completed our IPO;

•	our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
We may need additional capital, and we cannot be sure that additional financing will be available.
We have incurred net losses and negative cash flow from operations for all prior annual periods, and we may not achieve or maintain profitability. As a result, we may require additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. To the extent we use available funds or are unable to draw on our Revolving Credit and Guaranty Agreement, dated November 15, 2018 (the “revolving credit facility”), we may need to raise additional funds, and we cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could harm our business, revenue and financial results.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters, which are subject to change and uncertain interpretation.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from users, employees and business partners, the scope of which are regularly changing, subject to differing interpretations and may be inconsistent among countries or conflict with other rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, industry standards or our practices. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources.
These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. GDPR came into application in May 2018 and applies to companies that offer goods or services to, or monitor the behavior of, individuals in Europe. GDPR expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. In June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to Pinners or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we may become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. In particular, in the European Union, we rely on interpretations of the GDPR which have not been tested in court or before the relevant authorities. If the relevant authorities adopt an interpretation of the GDPR that differs from our own, this could result in fines or penalties, lead us to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Public statements against us by consumer advocacy groups or others could also cause Pinners to lose trust in us, which could result in declines in Pinner growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put Pinners’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
Any significant change to applicable laws, regulations or industry practices, or to interpretations of existing laws and regulations, regarding the use or disclosure of Pinners’ data, or regarding the manner in which we obtain express or implied consent from Pinners for the use and disclosure of such data, could require us to modify our products, possibly in a material manner, and may limit our ability to develop new products that make use of the data that Pinners voluntarily share. There currently are a number of proposals pending before federal, state and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the “ePrivacy Regulation” that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our service, particularly as we expand our operations internationally.
Pinner metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. We review the number of MAUs, which we define as a logged-in Pinterest user who visits our website or opens our mobile application at least once during the 30-day period ending on the date of measurement, as well as a number of other measures to evaluate growth trends and the depth and quality of engagement of Pinners. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking and other activities, as indicators of Pinner growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. For example, in the second quarter of 2018, we implemented our current methodology for tracking active users, which we believe better reflects user action on our service. We have restated our active user data for periods from the fourth quarter of 2016 to the first quarter of 2018 based on the information that was available to us under the prior methodology in a way that we believe is comparable to the current methodology. However, we were not able to restate active users for periods prior to the fourth quarter of 2016 based on the data available to us from those periods. As a result, active user information for the first, second and third quarters of 2016 are based on the prior methodology, although we believe the differences are not material. Our prior methodology for measuring active users relied on different signals depending on the platform where the user activity was measured―iOS, Android, web and mobile web―and inferred user activity in a way that required removal of certain data that would not indicate active use, such as background system requests. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
Our MAU metrics may also be impacted by false or spam accounts in existence on our service. We regularly deactivate spam accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we may not succeed in identifying and removing all spam accounts from our service. Users are not prohibited from having more than one account on our service, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
In addition, some of our demographic data may be incomplete or inaccurate. For example, because Pinners self-report their date of birth, our age-demographic data may differ from Pinners’ actual ages, or be unavailable. We receive age-demographic data for a portion of those Pinners from other third-party accounts that Pinners chose to authenticate with on our service, such as Facebook and Google, but there can be no assurance that those platforms will continue to give us permission to access that data or that the data we receive from those third parties is accurate. In addition, our data regarding the geographic location of Pinners and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. If our metrics provide us with incorrect or incomplete information about Pinners and their behavior, we may make inaccurate conclusions about our business.
Technologies have been developed that can block the display of our ads, which could harm our business, revenue and financial results.
Technologies have been developed, and will likely continue to be developed, that can block the display of our ads. We generate substantially all of our revenue from advertising, and ad blocking technologies may prevent the display of certain of our ads, which could harm our business, revenue and financial results. Existing ad blocking technologies that have not been effective on our service may become effective as we make certain product changes, and new ad blocking technologies may be developed. More users may choose to use products that block or obscure the display of our ads if we are unable to successfully balance the amount of organic content and paid advertisements, or if users’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising and harm our business, revenue and financial results.
We depend on Amazon Web Services for the vast majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of Amazon Web Services could negatively affect our operations and harm our business, revenue and financial results.
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS and our website, mobile application and internal tools use compute, storage, data transfer and other services provided by AWS. Under the agreement with AWS, as amended by an addendum entered into in May 2017, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This addendum is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. See “―We may be liable as a result of content or information that is published or made available on our service.” A material breach of this addendum by us, or early termination of the addendum as a result of an acquisition of us by another cloud services provider, could carry substantial penalties, including liquidated damages.
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and our business could be harmed. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. Our business relies on the availability of our services for Pinners and advertisers. If Pinners or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose Pinners or advertisers. The level of service provided by AWS could affect the availability or speed of our services, which may also impact the usage of and Pinners’ and advertisers’ satisfaction with our platform and could harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, those actions could harm our business, revenue and financial results.
We utilize data center hosting facilities operated by AWS, located in various facilities around the world. An unexpected disruption of services provided by these data centers could hamper our ability to handle existing or increased traffic, or cause our platform to become unavailable, which may harm our reputation and business. See “―We rely on software, technologies and related services from other parties, and problems in their use or access could increase our costs and harm our business, revenue and financial results” and “―Any significant disruptions in the availability or speed of our systems could result in a loss of Pinners and advertisers” for more information on the risks of disruptions to these systems.
We must effectively operate with mobile operating systems, web browsers, networks, regulations and standards, which we do not control. Changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards may harm Pinner retention, growth and engagement.
Because our service is used on mobile devices and through web browsers, the application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any future changes to these operating systems or browsers that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our service. Our competitors that control the operating systems and browsers that our application runs on could make interoperability of our service with those systems and browsers more difficult. In addition, we plan to continue to introduce new products regularly and have experienced that it takes time to optimize products to function with these systems and browsers.
Historically, a significant amount of Pinner engagement occurred on smartphones with iOS operating systems. As a result, although our service worked with Android mobile devices, we prioritized development of our service to operate with iOS operating systems. As Pinner engagement on Android smartphones has increased over time, we shifted our prioritization to create similar Pinner experiences and feature parity on both mobile operating systems. To continue our user growth, retention and engagement, particularly internationally, we will need to continue these efforts so that Pinners have a consistent, high-quality experience across different devices. If we are unable to deliver consistent, high-quality Pinner experiences across different devices, Pinner growth, retention or engagement may decline, which could harm our business, revenue and financial results.
To deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and services and increase our cost of doing business. For example, in June 2018, the Federal Communications Commission repealed the 2015 “open internet rules,” which had prohibited broadband internet access service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers by, for example, entering into arrangements where content providers could pay for faster or better access over their data networks. While the repeal of these net neutrality regulations became effective in June 2018, the future impact of, and any challenges to, this repeal remain uncertain, and the repeal could impact the way Pinners access the internet and the way we interact with internet service providers. These impacts and the uncertainty around them could harm our business. Other countries also have rules requiring equal access to internet content. Regulatory changes could limit Pinners’ ability to access our service or make our service a less attractive alternative to our competitors’ platforms and cause our user growth, retention or engagement to decline, which could harm our business, revenue and financial results.
If it becomes more difficult for Pinners to access and use our service on their browsers or mobile devices, if Pinners choose not to access or use our service on their mobile devices, or if Pinners choose to use mobile products that limit access to our service, Pinner growth, retention and engagement may decline, which could harm our business, revenue and financial results.

We rely on software, technologies and related services from other parties, and problems in their use or access could increase our costs and harm our business, revenue and financial results.
We rely on software, technologies and related services from third parties to operate critical functions of our business. Access to third-party technologies or services that we utilize may become unavailable due to a variety of reasons, including outages or interruptions. Unexpected delays in their availability or function can, in turn, affect the use or availability of our service. Further, third-party software and service providers may no longer provide such software and services on commercially reasonable terms or may fail to properly maintain or update their software. In such instances, we may be required to seek licenses to software or services from other parties or to redesign our products to function with new software or services. This could result in delays in the release of new products until equivalent technology can be identified, licensed or developed, and integrated into our platform and services. Furthermore, we might be forced to limit the features available in our current or future products. These occurrences, delays and limitations, if they occur, could harm our business, revenue and financial results.
Our business depends on our ability to maintain and scale our technology infrastructure.
Pinners access our service through our website or through a mobile device. Our reputation and ability to attract, retain and serve Pinners and advertisers is dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. As our user and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of Pinners and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results.
Any significant disruptions in the availability or speed of our systems could result in a loss of Pinners and advertisers.
From time to time, we are subject to interruptions in or disruptions of our systems, whether due to system failures, internet downtime, computer viruses, physical or electronic break-ins, denial of service or fraud or security attacks (whether these issues occur on our platform or on those of third parties), which could affect the security or availability of our service, including our databases, and prevent Pinners and advertisers from accessing and using our service. If our platform is unavailable when Pinners or advertisers attempt to access it, if it does not load as quickly as they expect or if their content is not saved, Pinners may not return to our platform as often in the future, or at all.
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, terrorist attacks, acts of war, earthquakes and similar events. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. See “―If our security is compromised, or Pinners or advertisers believe our security has been compromised, Pinners and advertisers may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.”
A substantial portion of our technology infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic or cause our platform to become unavailable, which could harm our business. Any financial or other difficulties these providers face may harm our business. We exercise little control over these providers and are vulnerable to problems with the services they provide.
The occurrence of any of the foregoing risks could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such risks or may be insufficient to compensate us for losses that may occur. These events may result in distraction of management, loss of revenue and costs from litigation and enforcement. In addition, they could also result in significant expense to repair or replace damaged facilities and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products could materially harm our reputation and business.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business, revenue and financial results.
We currently depend on the continued services and performance of our key personnel, including Benjamin Silbermann and others. Mr. Silbermann’s employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our key engineering, design, marketing, sales and product development personnel, could disrupt our operations and harm our business.
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we become a more mature company, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If our company culture changes, we may experience difficulties attracting and retaining personnel. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
Action by governments to restrict access to our service or certain of our products in their countries could harm our business, revenue and financial results.
Government authorities outside the United States may seek to restrict access to our service if they consider us to be in violation of their laws or for other reasons, and our service has been restricted by governments in other countries from time to time. For example, access to our service has been or is currently restricted in whole or in part in China, India, Kazakhstan and Turkey. Other governments may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service, or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content. It can be challenging to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our service. If prohibitions or restrictions are imposed on our service, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
We may be liable as a result of content or information that is published or made available on our service.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our service. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our service. This risk may increase as we develop and increase the use of certain products, such as video, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our service and, even if it is not featured in advertisements or recommendations to Pinners, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our service, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy and copyrighted content. For example, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union, that could impose new obligations in areas affecting our business, such as liability for copyright infringement. The European Union’s proposed “EU Copyright Directive,” expected to be finalized in early 2019, would, if adopted in its current form, impose additional requirements to protect copyright owners against unlicensed use of their work and could add payment obligations or compliance costs and therefore affect our business model.
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, recently enacted legislation in Germany may impose significant fines for failures to comply with certain content removal and disclosure obligations. Additionally, the European Union is currently debating a regulation that would require the removal of terrorist-related content within one hour of being flagged. If the regulation is passed, the tools we use for certain removal obligations may not work and we may have to build custom tools.
Any new legislation may be difficult to comply with in a timely and comprehensive fashion and may substantially increase our costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability and our business, revenue and financial results could be harmed.
We could become involved in legal disputes involving intellectual property claims or other disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.
Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.
From time to time, we receive letters from patent holders alleging that some of our products infringe their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from holders of copyrighted content alleging infringement of their intellectual property rights, including DMCA take-down requests. We may introduce new products or changes to existing products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret and other intellectual property rights claims from competitors and non-practicing entities. Our technologies and content, including the content that Pinners pin to our service, may not be able to withstand such third-party claims.
We are presently involved in and have been subject to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and we expect to continue to be subject to intellectual property litigation and threats thereof. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such technologies or practices may not be available to us at all. As a result, we may be required to discontinue use of such technologies or practices and to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all. Our business, revenue and financial results could be harmed as a result.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business, revenue and financial results could be harmed.
We rely, and expect to continue to rely, on a combination of confidentiality, invention assignment and license agreements with our employees, consultants and other third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the use of our patents to third parties, which could require significant cash expenditures.
However, third parties may knowingly or unknowingly infringe or challenge our proprietary rights, and pending and future copyright, trademark and patent applications may not be approved. Effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. We may not be able to prevent infringement without incurring substantial time and expense, if at all. There can be no assurance that others will not offer technologies, products, services, features or concepts that are substantially similar to ours and compete with our business. Similarly, particularly as we expand the scope of our business and the countries in which we operate, we may not be able to prevent third parties from infringing, or challenging our use of, our intellectual property rights, including those used to build and distinguish the “Pinterest” brand. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, products, services or features or methods of operations. Any of these events could harm our business, revenue and financial results.
Our use of “open source” software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of its source code that incorporates or is a modification or derivative work of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by Pinners, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
If we default on our credit obligations, our operations may be interrupted and our business, revenue and financial results could be harmed.
Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our domestic assets, as well as certain domestic intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, incur liens, engage in transactions with affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants, including a consolidated total assets covenant and a liquidity covenant. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
If we fail to comply with the covenants under the revolving credit facility, lenders would have a right to, among other things, terminate the commitments to provide additional loans under the facility, enforce any liens on collateral securing the obligations under the facility, declare all outstanding loans and accrued interest and fees to be due and payable and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. If any remedies under the facility were exercised, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. If a published U.S.

dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form, which could have a material adverse effect on our financing costs.
The interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.
Tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other changes, effective for tax years beginning after December 31, 2017, the Tax Act lowers the U.S. federal corporate income tax rate from 35% to 21%, changes the utilization of future net operating losses (generally prohibiting carrybacks and limiting the use of carryforwards) and changes how the United States imposes income tax on multinational corporations in a number of ways. The primary effect of the Tax Act on our financial results was a reduction of our deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate. Because we have established a full valuation allowance against our deferred tax assets, our consolidated financial statements were not materially affected. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the new law on us and may harm our operating results and financial condition. Accordingly, we are still analyzing the Tax Act with our professional advisers. Until that analysis is complete, the full impact of the new tax law on us during future periods is uncertain, and no assurances can be made on any potential impact.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. A number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside Organisation for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
We may have greater than anticipated tax liabilities, which could harm our business, revenue and financial results.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. Thus, we are subject to review and potential audit by a number of U.S. federal, state, local and non-U.S. tax authorities. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Further, tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
Although we do not currently incur significant tax costs due to our history of operating losses, our tax liabilities may increase if our profitability increases in the future. In addition, our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would reduce our profitability.

Our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had federal, California and other state net operating loss carryforwards of $547.5 million, $98.0 million and $96.0 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 (which represent the substantial majority of our net operating losses) will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue and financial results.
Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could harm our revenue and financial results, and could affect the reporting of transactions completed before the announcement of a change.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our co-founders, executive officers, employees and directors, their affiliates, and all of our other existing stockholders (including those unaffiliated with any of our co-founders, executive officers, employees or directors). This will limit or preclude your ability to influence corporate matters.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B initially held approximately 99.2% of the voting power of our outstanding capital stock following our IPO, with 67.9% of the voting power of our outstanding capital stock following our IPO held by our co-founders, executive officers, directors, and holders of more than 5% of our outstanding capital stock and their affiliates. Because the holders of our Class B common stock held in the aggregate significantly more than a majority of the combined voting power of our capital stock upon the completion of our IPO, such holders (which include all of our existing stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
As a result, for the foreseeable future, holders of our Class B common stock could have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets, even if their stock holdings were to represent in the aggregate less than 50% of the outstanding shares of our capital stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This control may adversely affect the trading price of our Class A common stock. Despite no longer being employed by us, Paul Sciarra, one of our co-founders, remains able to exercise significant voting power. If we terminate our other co-founders’ employment, they would also continue to have the ability to exercise significant voting power to the extent they were to retain their Class B common stock while our other existing holders disposed of their Class B common stock.
Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, including certain charities and foundations, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock on (i) the seven-year anniversary of the closing date of our IPO, except with respect to shares of Class B common stock held by any holder that continues to beneficially own at least 50% of the number of shares of Class B common stock that such holder beneficially owned immediately prior to completion of our IPO, and (ii) a date that is between 90 to 540 days, as determined by the board of directors, after the death or permanent incapacity of Mr. Silbermann. Conversions of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, one or more of our existing stockholders were to retain a significant portion of their holdings of Class B common stock for an extended period of time while all the other existing stockholders disposed of their Class B common stock, then those existing stockholders that retain significant holdings (while all the others dispose) could, in the future, control a majority of the combined voting power of our outstanding capital stock.
Our dual class structure may depress the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
An active trading market for our Class A common stock may never develop or be sustained.
Our Class A common is listed on the NYSE under the symbol “PINS.” However, we cannot assure you that an active trading market for our Class A common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A common stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares.
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•
sales, or anticipated sales, of shares of our Class A common stock by us or our stockholders, including if stockholders sell shares of our Class A common stock into the market when the applicable lock-up period ends or to cover taxes due upon the settlement of RSUs or the exercise of stock options, or conversions, or anticipated conversions, of a substantial number of shares of our Class B common stock by our stockholders;

•	actions by institutional stockholders;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	forward-looking financial or operating information or financial projections we may provide to the public, any changes in that information or projections or our failure to meet projections;

•	any indebtedness we may incur in the future;

•	whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the significant voting control of holders of our Class B common stock;

•	announcements by us or our competitors of new products, features, services, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or level of engagement, or those of our competitors;

•	the public’s perception of the quality and accuracy of our key metrics on our user base and engagement;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated fluctuations in our user growth, retention, engagement, revenue or other operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
A substantial portion of the outstanding shares of our common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors and the holders of substantially all of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into market standoff agreements with us or have entered into lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC under which they have agreed, subject to certain exceptions, not to sell any of our stock for 180 days following the date of the prospectus we filed with the SEC on April 18, 2019 with respect to our Class A common stock. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan

Securities LLC, (i) if the restrictions set forth in the lock-up agreement would apply during any portion of the last trading window (meaning a broadly applicable period regularly scheduled to occur following our quarterly earnings release during which trading in our securities would not otherwise be restricted under our insider trading policy) scheduled to begin prior to the end of the lock-up period, (ii) at least 150 days have elapsed since the date of this Quarterly Report on Form 10-Q and (iii) we have publicly released results for the quarterly period during which our IPO occurred, then the last day of the lock-up period will be the later of (x) the trading day immediately prior to the scheduled commencement of the last trading window and (y) 150 days after the date of this Quarterly Report on Form 10-Q. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, in their sole discretion, may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional capital stock or offering debt or other securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could also require substantial additional capital in excess of cash from operations.
Issuing additional shares of capital stock or other securities, including securities convertible into equity, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.
Additional stock issuances, including in connection with settlement of equity awards, could result in significant dilution to our stockholders.
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. There are up to 76,556,383 shares of Class B common stock that may be issued upon exercise of outstanding stock options and 67,739,291 shares of Class B common stock that may be issued upon settlement of outstanding RSUs in each case as of March 31, 2019 (excluding RSUs settled at the time of pricing). We have 6,491,045,179 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by the investors who purchased Class A common stock in our IPO.
We have broad discretion over the use of the net proceeds from our IPO and we may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we will receive from our IPO. Our management will have broad discretion in the application of the net proceeds from our IPO, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. The failure by our management to apply these proceeds effectively could harm our business, results of operations and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•
our dual class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	certain amendments to our amended and restated certificate of incorporation will require the approval of 66 2⁄3% of the then-outstanding voting power of our capital stock;

•
our amended and restated bylaws will provide that the affirmative vote of 66 2⁄3% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•
no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;

•
only our chairman of the board of directors, our chief executive officer, our president or another officer selected by a majority of the board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our Class A common stock;

•
our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state or federal district court in the state of Delaware), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants.
Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competition. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.
We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our revolving credit facility contains restrictions on our ability to pay dividends.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Out Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not emerging growth companies, including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end upon the earliest of:

•	the last day of the fiscal year following the fifth anniversary of the completion of our IPO;

•	the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion;

•
the date on which we are deemed to be a large accelerated filer under the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30; or

•	the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
By disclosing information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business, revenue and financial results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and harm our business, revenue and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
RSU Issuances
From January 1, 2019 through March 31, 2019, we granted to our directors, officers, employees, consultants and other service providers an aggregate of 28,530,519 RSUs to be settled in shares of our common stock under our 2009 Plan.
Option Exercises
From January 1, 2019 through March 31, 2019, we issued an aggregate of 72,740 shares of our common stock in connection with the exercise of stock options previously granted to our directors, officers, employees, consultants and other service providers under our 2009 Plan.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds from Public Offering of Class A Common Stock
On April 23, 2019, we closed our IPO, in which we sold 75,000,000 shares of our Class A common stock at a price to the public of $19.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230458), which was declared effective by the SEC on April 17, 2019. We raised $1,368.0 million in net proceeds after deducting underwriters' discounts and commissions of $57.0 million and before deducting estimated offering expenses of approximately $8.7 million. On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations arising from the settlement of RSUs for which the service condition had been satisfied prior to our IPO and for which the performance condition was satisfied upon completion of our IPO. We expect to use the remaining net proceeds for general corporate purposes, including working capital and operating expenses. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from our IPO. Accordingly, we will have broad discretion in using these proceeds. Pending the use of proceeds from our IPO as described above, we may invest the net proceeds that we received in our IPO in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds.
The shares and proceeds from our IPO and the underwriters’ exercise of their option to purchase additional shares are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2019.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-38872	3.2	April 23, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38872	3.3	April 23, 2019
4.1	Amended and Restated Investor Rights Agreement among the Company and certain holders of its capital stock, dated as of June 2, 2017	S-1	333-230458	4.2	March 22, 2019
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-230458	10.1	April 8, 2019
10.2	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of November 15, 2018	S-1	333-230458	10.2	March 22, 2019
10.3+	Employment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of July 14, 2009	S-1/A	333-230458	10.3	March 29, 2019
10.4+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008	S-1/A	333-230458	10.4	March 29, 2019
10.5+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Todd Morgenfeld, dated as of September 19, 2016	S-1/A	333-230458	10.5	March 29, 2019
10.6+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Lawrence Ripsher, dated as of April 11, 2017	S-1/A	333-230458	10.6	March 29, 2019
10.7+	Pinterest, Inc. 2009 Stock Plan, as amended	S-1	333-230458	10.7	March 22, 2019
10.8+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013	S-1	333-230458	10.8	March 22, 2019
10.9+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-1	333-230458	10.9	March 22, 2019
10.10+	Acceleration Addendum to Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Agreement by and between the Company and Todd Morgenfeld, dated as of December 20, 2017	S-1	333-230458	10.10	March 22, 2019
10.11+	Pinterest, Inc. 2019 Omnibus Incentive Plan	S-1/A	333-230458	10.11	March 29, 2019
10.12+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement	S-1/A	333-230458	10.12	April 8, 2019
10.13+	Non-Employee Director Compensation Policy	S-1/A	333-230458	10.13	April 8, 2019
10.14+	Form of Executive Severance & Change in Control Agreement	S-1/A	333-230458	10.14	April 8, 2019
10.15+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement	S-8	333-230999	4.3	April 23, 2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: May 16, 2019	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2019	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)