Form 10-Q
period 2019-06-30
Pinterest, Inc.
filed 2019-08-02
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2019 there were 154,489,397 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 388,221,025 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,408,739	$122,509
Marketable securities	442,009	505,304
Accounts receivable, net of allowances of $2,533 and $3,097 as of June 30, 2019 and December 31, 2018, respectively	202,957	221,932
Prepaid expenses and other current assets	52,711	39,607
Total current assets	2,106,416	889,352
Property and equipment, net	84,612	81,512
Operating lease right-of-use assets	153,618	145,203
Goodwill and intangible assets, net	15,364	14,071
Restricted cash	23,315	11,724
Other assets	3,851	10,869
Total assets	$2,387,176	$1,152,731
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,524	$22,169
Accrued expenses and other current liabilities	109,373	86,258
Total current liabilities	139,897	108,427
Operating lease liabilities	155,847	151,395
Other liabilities	18,192	22,073
Total liabilities	313,936	281,895

Commitments and contingencies

Redeemable convertible preferred stock, $0.00001 par value; no shares authorized, issued or outstanding as of June 30, 2019; 928,676 shares authorized, 308,373 shares issued and outstanding as of December 31, 2018	—	1,465,399

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, no shares authorized, issued or outstanding as of June 30, 2019; 1,932,500 shares authorized, 127,298 shares issued and outstanding as of December 31, 2018	—	1
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 127,017 shares issued and outstanding as of June 30, 2019; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 415,688 shares issued and outstanding as of June 30, 2019; no shares authorized, issued or outstanding as of December 31, 2018 for either class	5	—
Additional paid-in capital	4,118,988	252,212
Accumulated other comprehensive income (loss)	523	(1,421)
Accumulated deficit	(2,046,276)	(845,355)
Total stockholders’ equity (deficit)	2,073,240	(594,563)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,387,176	$1,152,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$261,249	$161,192	$463,160	$292,551
Costs and expenses:
Cost of revenue	105,415	57,974	179,109	109,627
Research and development	801,879	61,604	874,323	121,651
Sales and marketing	296,919	65,148	373,313	120,922
General and administrative	224,179	17,834	248,384	36,701
Total costs and expenses	1,428,392	202,560	1,675,129	388,901
Loss from operations	(1,167,143)	(41,368)	(1,211,969)	(96,350)
Other income (expense), net:
Interest income	8,127	3,187	12,186	5,825
Interest expense and other income (expense), net	(448)	(214)	(948)	(456)
Loss before provision for income taxes	(1,159,464)	(38,395)	(1,200,731)	(90,981)
Provision for income taxes	37	12	190	135
Net loss	$(1,159,501)	$(38,407)	$(1,200,921)	$(91,116)
Net loss per share attributable to common stockholders, basic and diluted	$(2.62)	$(0.30)	$(4.20)	$(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	443,340	127,011	285,955	126,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,159,501)	$(38,407)	$(1,200,921)	$(91,116)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	745	269	1,934	(858)
Change in foreign currency translation adjustment	9	(220)	10	(152)
Comprehensive loss	$(1,158,747)	$(38,358)	$(1,198,977)	$(92,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	308,373	$1,465,399	127,371	$1	$253,016	$(231)	$(886,775)	$(633,989)
Release of restricted stock units	—	—	20,257	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(302,675)	—	—	(302,675)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	204	—	592	—	—	592
Share-based compensation	—	—	—	—	1,134,599	—	—	1,134,599
Other comprehensive income	—	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	—	(1,159,501)	(1,159,501)
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240

	Three Months Ended June 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2018	308,373	$1,465,399	126,911	$1	$241,951	$(1,825)	$(835,090)	$(594,963)
Issuance of common stock for cash upon exercise of stock options, net	—	—	199	—	426	—	—	426
Share-based compensation	—	—	—	—	3,959	—	—	3,959
Other comprehensive income	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(38,407)	(38,407)
Balance as of June 30, 2018	308,373	$1,465,399	127,110	$1	$246,336	$(1,776)	$(873,497)	$(628,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	20,257	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(302,675)	—	—	(302,675)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	277	—	702	—	—	702
Share-based compensation	—	—	—	—	1,135,293	—	—	1,135,293
Other comprehensive income	—	—	—	—	—	1,944	—	1,944
Net loss	—	—	—	—	—	—	(1,200,921)	(1,200,921)
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240

	Six Months Ended June 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	308,373	$1,465,399	126,771	$1	$236,682	$(766)	$(782,381)	$(546,464)
Issuance of common stock for cash upon exercise of stock options, net	—	—	339	—	861	—	—	861
Share-based compensation	—	—	—	—	8,793	—	—	8,793
Other comprehensive loss	—	—	—	—	—	(1,010)	—	(1,010)
Net loss	—	—	—	—	—	—	(91,116)	(91,116)
Balance as of June 30, 2018	308,373	$1,465,399	127,110	$1	$246,336	$(1,776)	$(873,497)	$(628,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(1,200,921)	$(91,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,203	10,298
Share-based compensation	1,135,293	8,793
Other	(2,713)	1,287
Changes in assets and liabilities:
Accounts receivable	19,615	14,599
Prepaid expenses and other assets	(6,174)	11,303
Operating lease right-of-use assets	14,040	9,063
Accounts payable	7,189	3,286
Accrued expenses and other liabilities	15,310	10,704
Operating lease liabilities	(10,217)	(7,044)
Net cash used in operating activities	(16,375)	(28,827)
Investing activities
Purchases of property and equipment and intangible assets	(11,914)	(13,585)
Purchases of marketable securities	(159,315)	(298,425)
Sales of marketable securities	60,239	42,392
Maturities of marketable securities	166,288	338,028
Net cash provided by investing activities	55,298	68,410
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	1,573,200	—
Proceeds from exercise of stock options, net	702	861
Shares repurchased for tax withholdings on release of restricted stock units	(302,675)	—
Payment of deferred offering costs and other financing activities	(10,103)	—
Net cash provided by financing activities	1,261,124	861
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17)	(110)
Net increase in cash, cash equivalents, and restricted cash	1,300,030	40,334
Cash, cash equivalents, and restricted cash, beginning of period	135,290	83,969
Cash, cash equivalents, and restricted cash, end of period	$1,435,320	$124,303

Supplemental cash flow information
Accrued property and equipment	$4,618	$4,283
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$23,381	$2,912

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,408,739	$112,472
Restricted cash included in prepaid expenses and other current assets	3,266	851
Restricted cash	23,315	10,980
Total cash, cash equivalents, and restricted cash	$1,435,320	$124,303

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
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.
Initial Public Offering
On April 23, 2019, we closed our initial public offering ("IPO") in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting offering costs of $9.8 million. Immediately prior to the completion of our IPO, all shares of our outstanding redeemable convertible preferred stock and redeemable convertible preferred stock warrants converted into 308,621,636 shares of Class B common stock on a one-for-one basis, and immediately thereafter but still prior to the completion of our IPO, all of our outstanding common stock were reclassified into 456,213,756 shares of Class B common stock on a one-for-one basis.
On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions.
Upon pricing our IPO, the performance condition for restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the three and six months ended June 30, 2019, we recorded total share-based compensation expense of $1,134.6 million and $1,135.3 million, respectively, as compared to $4.0 million and $8.8 million for the three and six months ended June 30, 2018, respectively.
Stock Split
On March 28, 2019, we effected a 1-for-3 reverse split of our capital stock. We have adjusted all share and per share amounts in the accompanying condensed consolidated financial statements and notes to reflect the reverse stock split.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, common stock prior to our IPO and share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
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
Deferred revenue was not material as of June 30, 2019 and December 31, 2018.
Share-Based Compensation
We have granted RSUs since March 2015. We measure RSUs based on the fair market value of our common stock on the grant date.
RSUs granted under our 2009 Plan are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our IPO. We did not record any share-based compensation expense for our RSUs prior to our IPO because the performance condition had not yet been satisfied. Upon pricing our IPO, we recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs granted under our 2009 Plan for which the service condition had been satisfied at that date. We will record the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
RSUs granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are subject only to a service condition, which is typically satisfied over four years. We record share-based compensation expense on these RSUs on a straight-line basis over the requisite service period.
We account for forfeitures as they occur.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$41,707	$—	$41,707
Money market funds	1,001,067	—	—	1,001,067
Marketable securities:
Corporate bonds	—	203,309	—	203,309
Asset-backed securities	—	97,397	—	97,397
Certificates of deposit	—	40,721	—	40,721
Commercial paper	—	80,541	—	80,541
U.S. treasury securities	20,041	—	—	20,041
Prepaid expenses and other current assets:
Certificates of deposit	—	3,266	—	3,266
Restricted cash:
Certificates of deposit	$—	$23,315	$—	$23,315

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$785	$—	$—	$785
Commercial paper	—	73,486	—	73,486
Marketable securities:
Corporate bonds	—	204,170	—	204,170
U.S. treasury securities	35,921	—	—	35,921
Asset-backed securities	—	106,658	—	106,658
Certificates of deposit	—	68,359	—	68,359
Commercial paper	—	90,196	—	90,196
Prepaid expenses and other current assets:
Certificates of deposit	—	1,057	—	1,057
Restricted cash:
Certificates of deposit	—	11,724	—	11,724
Other liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$4,934	$4,934

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
We record changes in the fair value of our redeemable convertible preferred stock warrants in interest expense and other income (expense), net. These amounts were not material for the three and six months ended June 30, 2019 and 2018.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of June 30, 2019 and December 31, 2018, and gross unrealized losses for marketable securities that had been in an unrealized loss position for greater than 12 consecutive months were also immaterial as of June 30, 2019 and December 31, 2018. We evaluated all available evidence and concluded that our marketable securities are not other than temporarily impaired as of June 30, 2019 and December 31, 2018.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2019
Due in one year or less	$293,904
Due after one to five years	148,105
Total	$442,009
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
Letters of Credit
We had $24.4 million and $10.6 million of secured letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, restricted stock and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2019.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, restricted stock, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 82,666,620 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2019.
The number of shares of our Class A common stock available for issuance under the 2019 Plan will be increased by the number of shares of our Class B common stock subject to awards outstanding under our 2009 Plan as of the closing of our IPO that would, but for the terms of the 2019 Plan, have returned to the share reserves of the 2009 Plan pursuant to the terms of such awards, including as the result of forfeiture, repurchase, expiration or retention by us in order to satisfy an award’s exercise price or tax withholding obligations. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors.
Stock Option Activity
Stock option activity during the six months ended June 30, 2019, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2018	76,635	$2.22	4.5	$1,285,338
Exercised	(277)	2.53
Forfeited	(16)	4.04
Outstanding as of June 30, 2019	76,342	$2.22	4.0	$1,908,813
Exercisable as of June 30, 2019	76,320	$2.21	4.0	$1,906,231

(1)	We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.

The total grant-date fair value of stock options vested during the six months ended June 30, 2019 and 2018, was $1.9 million and $11.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018, was $5.6 million and $5.4 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
RSU activity during the six months ended June 30, 2019, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	77,882	$17.79
Granted	29,682	19.62
Released	(36,187)	17.14
Forfeited	(3,916)	14.63
Outstanding at June 30, 2019	67,461	$19.13
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2019 and 2018, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$28,157	$20	$28,172	$52
Research and development	709,996	3,608	710,622	7,662
Sales and marketing	202,128	352	202,157	593
General and administrative	194,318	(21)	194,342	486
Total share-based compensation	$1,134,599	$3,959	$1,135,293	$8,793
As of June 30, 2019, we had $762.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.5 years.
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
We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSUs and common stock warrants to the extent these are dilutive.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
	Class A	Class B	Common	Class A	Class B	Common
Numerator:
Net loss attributable to common stockholders	$(189,368)	$(970,133)	$(38,407)	$(151,947)	$(1,048,974)	$(91,116)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,406	370,934	127,011	36,180	249,775	126,934
Net loss per share attributable to common stockholders, basic and diluted	$(2.62)	$(2.62)	$(0.30)	$(4.20)	$(4.20)	$(0.72)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock	74,552	308,373	190,816	308,373
Outstanding stock options	76,424	76,950	76,505	77,144
Unvested restricted stock units	73,555	66,730	77,708	62,611
Redeemable convertible preferred stock warrants	60	136	154	113
Common stock warrants	—	167	—	167
Total	224,591	452,356	345,183	448,408
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal and state net operating losses and credits. Income taxes from international operations are not material for the three and six months ended June 30, 2019 and 2018.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased by $16.8 million to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing our gross unrecognized tax benefits would not affect our effective tax rate as their recognition would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance.  On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit. We will continue to monitor future developments and their potential effects on our condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$231,770	$150,206	$413,532	$271,588
International(1)	29,479	10,986	49,628	20,963
Total revenue	$261,249	$161,192	$463,160	$292,551

(1)    No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2019	2018
United States	$229,438	$222,188
International(1)	8,792	4,527
Total property and equipment, net and operating lease right-of-use assets	$238,230	$226,715

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
Overview of Second Quarter Results
Our key financial and operational results as of and for the three months ended June 30, 2019 are as follows:

•	Revenue was $261.2 million, an increase of 62% compared to the three months ended June 30, 2018.

•	Monthly active users ("MAUs") were 300 million, an increase of 30% compared to June 30, 2018.

•	Share-based compensation expense was $1,134.6 million, an increase of $1,130.6 million compared to the three months ended June 30, 2018.

•	Total costs and expenses were $1,428.4 million.

•	Loss from operations was $1,167.1 million.

•	Net loss was $1,159.5 million.

•	Adjusted EBITDA was $(26.0) million.

•	Cash, cash equivalents and marketable securities were $1,850.7 million.

•	Headcount was 2,005.

•	We now serve ads in nineteen countries, up from six at June 30, 2018.

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
We have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our focus on localizing content in international markets. We expect this international user growth to continue to outpace U.S. user growth in the near term.

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
Quarterly Average Revenue per User
For the three months ended June 30, 2019, global ARPU was $0.88, which represents an increase of 29% compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, U.S. ARPU was $2.80 and international ARPU was $0.11, which represent increases of 41% and 123%, respectively, compared to the three months ended June 30, 2018.

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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(1,159,501)	$(38,407)	$(1,200,921)	$(91,116)
Depreciation and amortization	6,507	5,511	12,203	10,298
Share-based compensation	1,134,599	3,959	1,135,293	8,793
Interest income	(8,127)	(3,187)	(12,186)	(5,825)
Interest expense and other (income) expense, net	448	214	948	456
Provision for income taxes	37	12	190	135
Adjusted EBITDA	$(26,037)	$(31,898)	$(64,473)	$(77,259)

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$261,249	$161,192	$463,160	$292,551
Costs and expenses (1):
Cost of revenue	105,415	57,974	179,109	109,627
Research and development	801,879	61,604	874,323	121,651
Sales and marketing	296,919	65,148	373,313	120,922
General and administrative	224,179	17,834	248,384	36,701
Total costs and expenses	1,428,392	202,560	1,675,129	388,901
Loss from operations	(1,167,143)	(41,368)	(1,211,969)	(96,350)
Other income (expense), net:
Interest income	8,127	3,187	12,186	5,825
Interest expense and other income (expense), net	(448)	(214)	(948)	(456)
Loss before provision for income taxes	(1,159,464)	(38,395)	(1,200,731)	(90,981)
Provision for income taxes	37	12	190	135
Net loss	$(1,159,501)	$(38,407)	$(1,200,921)	$(91,116)
Adjusted EBITDA (2)	$(26,037)	$(31,898)	$(64,473)	$(77,259)

(1)	Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$28,157	$20	$28,172	$52
Research and development	709,996	3,608	710,622	7,662
Sales and marketing	202,128	352	202,157	593
General and administrative	194,318	(21)	194,342	486
Total share-based compensation	$1,134,599	$3,959	$1,135,293	$8,793

(2)
See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	40	36	39	37
Research and development	307	38	189	42
Sales and marketing	114	40	81	41
General and administrative	86	11	54	13
Total costs and expenses	547	126	362	133
Loss from operations	(447)	(26)	(262)	(33)
Other income (expense), net:
Interest income	3	2	3	2
Interest expense and other income (expense), net	—	—	—	—
Loss before provision for income taxes	(444)	(24)	(259)	(31)
Provision for income taxes	—	—	—	—
Net loss	(444)%	(24)%	(259)%	(31)%
Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Revenue	$261,249	$161,192	62%	$463,160	$292,551	58%
Revenue for the three and six months ended June 30, 2019 increased by $100.1 million and $170.6 million, respectively, compared to the three and six months ended June 30, 2018. Revenue based on our estimate of the geographic location of our users increased by 55% in the United States to $237.5 million and by 199% internationally to $23.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and by 53% in the United States to $424.6 million and by 155% internationally to $38.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
For the three and six months ended June 30, 2019, U.S. revenue growth was driven by 41% and 39% respective increases in U.S. ARPU supported by a 13% increase in U.S. MAUs, and international revenue growth was driven by 123% and 89% respective increases in international ARPU supported by a 38% increase in international MAUs. ARPU growth in the U.S. and internationally was driven by higher monetization of both of those user bases largely due to an increase in advertising demand from new and existing advertisers on our platform. This resulted in an increase in the number of advertisements served as well as an increase in the price of advertisements, but the impact of the latter was not significant.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Cost of revenue	$105,415	$57,974	82%	$179,109	$109,627	63%
Percentage of revenue	40%	36%		39%	37%
Cost of revenue for the three and six months ended June 30, 2019 increased by $47.4 million and $69.5 million, respectively, compared to the three and six months ended June 30, 2018. These increases were primarily due to a $28.1 million increase in share-based compensation expense recorded following our IPO and higher absolute hosting costs due to user growth.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Research and development	$801,879	$61,604	1202%	$874,323	$121,651	619%
Percentage of revenue	307%	38%		189%	42%
Research and development for the three and six months ended June 30, 2019, increased by $740.3 million and $752.7 million, respectively, compared to the three and six months ended June 30, 2018. These increases were primarily due to $706.4 million and $703.0 million respective increases in share-based compensation expense following our IPO and 35% and 28% respective increases in average headcount, which drove higher personnel and facilities-related expenses.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Sales and marketing	$296,919	$65,148	356%	$373,313	$120,922	209%
Percentage of revenue	114%	40%		81%	41%
Sales and marketing for the three and six months ended June 30, 2019, increased by $231.8 million and $252.4 million, respectively, compared to the three and six months ended June 30, 2018. These increases were primarily due to $201.8 million and $201.6 million respective increases in share-based compensation expense following our IPO and 24% and 28% respective increases in average headcount, which drove higher personnel and facilities-related expenses, as well as higher marketing expenses.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
General and administrative	$224,179	$17,834	1157%	$248,384	$36,701	577%
Percentage of revenue	86%	11%		54%	13%
General and administrative for the three and six months ended June 30, 2019, increased by $206.3 million and $211.7 million, respectively, compared to the three and six months ended June 30, 2018. These increases were primarily due to $194.3 million and $193.9 million respective increases in share-based compensation expense following our IPO and 28% and 31% respective increases in average headcount, which drove higher personnel and facilities-related expenses.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Interest income	$8,127	$3,187	155%	$12,186	$5,825	109%
Interest expense	(448)	(214)	109%	(948)	(456)	(108)%
Other income (expense), net	$7,679	$2,973	158%	$11,238	$5,369	109%
Other income (expense), net for the three and six months ended June 30, 2019, increased by $4.7 million and $5.9 million, respectively, compared to the three and six months ended June 30, 2018. These increases were primarily due to higher returns on our marketable securities as a result of higher interest rates and higher invested balances following our receipt and investment of the proceeds of our IPO.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Provision for income taxes	$37	$12	208%	$190	$135	41%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries for each of the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Net loss	$(1,159,501)	$(38,407)	2,919%	$(1,200,921)	$(91,116)	1,218%
Adjusted EBITDA	$(26,037)	$(31,898)	(18)%	$(64,473)	$(77,259)	(17)%
Net loss for the three and six months ended June 30, 2019 was $1,159.5 million and $1,200.9 million, as compared to $38.4 million and $91.1 million for the three and six months ended June 30, 2018, respectively. Adjusted EBITDA was $(26.0) million and $(64.5) million for the three and six months ended June 30, 2019, as compared to $(31.9) million and $(77.3) million for the three and six months ended June 30, 2018, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2019, we had $1,850.7 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2019, $21.1 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of June 30, 2019.
On April 23, 2019, we closed our IPO in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting offering costs of $9.8 million. We utilized a portion of the net proceeds from this offering to pay approximately $302.7 million to satisfy the related tax withholding and remittance obligations.
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
For the six months ended June 30, 2019 and 2018, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(16,375)	$(28,827)
Investing activities	$55,298	$68,410
Financing activities	$1,261,124	$861

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash used in operating activities decreased by $12.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess working capital in short-duration marketable securities, the maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities decreased by $13.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to proceeds from sales and maturities of marketable securities that we used to fund operations.
Financing Activities
Cash flows from financing activities consist of net proceeds related to our IPO and tax withholdings on release of restricted stock units. Net cash provided by financing activities increased by $1,260.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019.
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
RSUs granted under our 2009 Plan are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our IPO. We did not record any share-based compensation expense for our RSUs prior to our IPO because the performance condition had not yet been satisfied. Following the closing of our IPO, we recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs granted under our 2009 Plan for which the service condition had been satisfied at that date. We will record the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
RSUs granted under our 2019 Plan are subject to a service condition only, which is typically satisfied over four years. We recognize share-based compensation expense on these RSUs on a straight-line basis over the requisite service period.
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
We used the PWERM to allocate the value of our business among our outstanding stock and share-based awards. We applied the PWERM by first defining the range of potential future liquidity outcomes for our business, such as an IPO, and then allocating its value to our outstanding stock and share-based awards based on the relative probability that each outcome will occur. We used the Option Pricing Method to allocate the value of our business to our outstanding stock and share-based awards under the non-IPO outcome we consider within the PWERM.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.
Interest Rate Risk
As of June 30, 2019, we held cash, cash equivalents and marketable securities of $1,850.7 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, our total audience includes 43% of internet users, which includes approximately 80% of women ages 18-64 with children, according to an independent study by Comscore based on total unique visitors to our service. (Source: Comscore Media Metrix® Multi-Platform, Claims based on three audience groups: total audience, persons age: 18-34, and females 18-64 with kids, January 2019, U.S.) We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate. See “―We may not succeed in further expanding and monetizing our platform internationally.” Attracting Pinners from these demographics or countries may require significant expense, and we may not be successful.
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
Current and future data privacy laws and regulations, including the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (the “CCPA”), or new interpretations of existing laws and regulations, may limit our ability to collect and use data, which may impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in news about online privacy may motivate Pinners to take more aggressive steps to protect their privacy. Pinners may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with Pinners’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
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
Our brand and reputation may also be negatively affected by the content or actions of Pinners that are deemed to be hostile or inappropriate to other Pinners, by the actions of Pinners acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address Pinner concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a timely manner may decrease as the number of Pinners grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory and other third-party scrutiny of our decisions. Any scrutiny regarding us, including regarding our data privacy, copyright, content or other practices, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including of their impact on user “screen time” or their data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
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
Our efforts to protect the information that Pinners and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to induce our employees or Pinners to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If a third party gains unauthorized access to our service, they may post malicious spam and other content on our platform using a Pinner’s or advertiser’s account. If any of these events occur, our information or Pinners’ or advertisers' information could be accessed or disclosed improperly.

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
Any incidents where Pinners’, advertisers or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation and adversely impact our competitive position. In addition, government authorities or affected Pinners or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners and advertisers is important to sustain Pinner growth, retention and engagement. Concerns over our data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.
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
A significant number of Pinners access their accounts on our service using a federated login provider such as Facebook or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage, Pinners may be unable to access our service. As a result, user growth and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.

In addition, web browser developers, such as Apple, Microsoft or Google, have implemented and may implement changes in browser or device functionality that may restrict our ability to use these third-party login providers (such as Facebook Login or Google Sign-in), including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our users. Any of these events could harm our business, revenue and financial results.
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
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap and Twitter, which provide their users with a variety of online products, services, content and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content. Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, and those competitors could reduce or eliminate the value we receive. See “―We depend in part on internet search engines to direct traffic and refer new users to our service. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results” and “―We allow users to authenticate with our service through third-party single login providers (such as Facebook Login or Google Sign-in). If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict use of these tools, user growth or engagement could decline, and our business, revenue and financial results could be harmed.”
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
While no customer accounted for more than 10% of our revenue for the three and six months ended June 30, 2019, a substantial portion of our revenue is derived from a small number of advertisers, and is currently concentrated in certain verticals, particularly CPG and retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers. Many of these advertising agencies are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.

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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes in browser or device functionality that impair our ability to measure the effectiveness of advertising on our platform, including by limiting the use of first-party and third-party cookies or other tracking technology and changes click attribution technologies that limit the ability to collect information that allows us to attribute the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. In addition, Apple has announced changes to advertising click attribution that would limit cross-site and cross-device attribution and would reduce matches though cookies and prevent companies to attribute the effectiveness of advertising campaigns. These restrictions make it more difficult for us to measure the effectiveness of advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy or otherwise, on our ability to collect and share data which our advertisers find useful would impede our ability to attract and retain advertisers. For example, current and future data privacy laws and regulations, including GDPR, or new interpretations of existing laws and regulations, may limit our ability to use or benefit from tracking and measurement technologies, including cookies, and further reduce our ability to measure the effectiveness of advertising on our platform. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
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

•	increasing labor costs due to high wage inflation in certain international jurisdictions;

•	compliance with statutory equity requirements;

•	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;

•	import and export controls and restrictions and changes in trade regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

•	compliance with GDPR and similar data privacy and data protection laws;

•	compliance with laws that might restrict content or advertising or require us to provide user information, including confidential information, to local authorities;

•	compliance with multiple tax jurisdictions and management of tax impact of global operations; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $1,200.9 million and $91.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $2,046.3 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
We also anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our operations domestically and internationally, enhance our product offerings, broaden our Pinner and advertiser base, expand our marketing channels, hire additional employees and develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. As of June 30, 2019, we had $762.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.5 years. In addition, as of December 31, 2018, we had approximately $731.1 million of long-term contractual commitments that are not cancelable. In March 2019, we also entered into a lease for office space to be constructed near our current headquarters campus for which we will be subject to total non-cancelable minimum lease payments of approximately $420.0 million beginning in 2022 if certain contingencies are met. There were no other material changes to our noncancelable contractual commitments since December 31, 2018. These noncancelable commitments limit our ability to reduce our operating expenses in the future. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.
We may make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission―to bring everyone the inspiration to create a life they love―and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring experience for Pinners or revise our policies in ways that decrease Pinner engagement. Also, we decided to extend certain GDPR rights, such as rights of access, correction and deletion, to all of our users worldwide, as opposed to only those in Europe. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.
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
These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. GDPR came into application in May 2018 and applies to companies that offer goods or services to, or monitor the behavior of, individuals in Europe. GDPR expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. In June 2018, the State of California enacted the CCPA, which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
Because our service is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any future changes to these operating systems or browsers that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our service. Our competitors that control the operating systems and browsers that our application runs on could make interoperability of our service with those systems and browsers more difficult. In addition, we plan to continue to introduce new products regularly and have experienced that it takes time to optimize products to function with these systems and browsers.
Historically, a significant amount of Pinner engagement occurred on smartphones with iOS operating systems. As a result, although our service worked with Android mobile devices, we prioritized development of our service to operate with iOS operating systems. As Pinner engagement on Android smartphones increased over time, we shifted our prioritization to create similar Pinner experiences and feature parity on both mobile operating systems. To continue our user growth, retention and engagement, particularly internationally, we will need to continue these efforts so that Pinners have a consistent, high-quality experience across different devices. If we are unable to deliver consistent, high-quality Pinner experiences across different devices, Pinner growth, retention or engagement may decline, which could harm our business, revenue and financial results.
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
We rely on software, technologies and related services from other parties, and problems in their use, access or performance could increase our costs and harm our business, revenue and financial results.
We rely on software, technologies and related services from third parties to operate critical functions of our business. Third-party technologies or services that we utilize may become unavailable due to a variety of reasons, including outages, interruptions or failure to perform under our agreement. Unexpected delays in their availability or function can, in turn, affect the use or availability of our service. Further, third-party software and service providers may no longer provide such software and services on commercially reasonable terms or may fail to properly maintain or update their software. In such instances, we may be required to seek licenses to software or services from other parties or to redesign our products to function with new software or services. This could result in delays in the release of new products until equivalent technology can be identified, licensed or developed, and integrated into our platform and services. Furthermore, we might be forced to limit the features available in our current or future products. These occurrences, delays and limitations, if they occur, could harm our business, revenue and financial results.

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
A substantial portion of our technology infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic or cause our platform to become unavailable, which could harm our business. We exercise little control over these providers and have limited line of sight into their governance, and any financial or other difficulties these providers face may harm our business.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm. For example, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. The European Union’s “EU Copyright Directive” was approved by the EU Parliament and the Council of the European Union in Spring 2019. The Copyright Directive imposes additional requirements to protect copyright owners against unlicensed use of their work and could add payment obligations or compliance costs and therefore affect our business model.
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
Tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other changes, effective for tax years beginning after December 31, 2017, the Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21%, changed the utilization of future net operating losses (generally prohibiting carrybacks and limiting the use of carryforwards) and changed how the United States imposes income tax on multinational corporations in a number of ways. The primary effect of the Tax Act on our financial results was a reduction of our deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate. Because we have established a full valuation allowance against our deferred tax assets, our consolidated financial statements were not materially affected. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the new law on us and may harm our operating results and financial condition. Accordingly, we are still analyzing the Tax Act with our professional advisers. Until that analysis is complete, the full impact of the new tax law on us during future periods is uncertain, and no assurances can be made on any potential impact.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. France may enact a tax on large tech companies that generate revenues from the provision of digital services in France, and a number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside Organisation for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 98.5% of the voting power of our outstanding capital stock as of June 30, 2019, with 69.2% of the voting power of our outstanding capital stock held by our co-founders, executive officers, directors, and holders of more than 5% of our outstanding capital stock and their affiliates. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our existing stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
An active trading market for our Class A common stock may not be sustained.
Our Class A common is listed on the NYSE under the symbol “PINS.” However, we cannot assure you that an active trading market for our Class A common stock will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A common stock will be maintained, the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares.

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors and the holders of substantially all of our common stock and securities convertible into or exchangeable for shares of our common stock prior to our IPO have entered into market standoff agreements with us or have entered into lock-up agreements with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC under which they have agreed, subject to certain exceptions, not to sell any of our stock for 180 days following April 17, 2019, the date of the prospectus we filed with the SEC with respect to our Class A common stock. We refer to such period as the lock-up period. Beginning on October 15, 2019, up to 537,853,460 shares of our common stock will be released from the 180-day lock-up entered into in connection with our initial public offering and will be eligible for sale in the public market, subject to applicable securities laws and any applicable quarterly trading restrictions. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, in their sole discretion, may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. There are up to 76,341,107 shares of Class B common stock that may be issued upon exercise of outstanding stock options and 67,392,801 shares of Class B common stock that may be issued upon settlement of outstanding RSUs in each case as of June 30, 2019. We have 6,310,685,153 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
We have broad discretion over the use of the net proceeds from our IPO and we may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we received from our IPO. Our management will have broad discretion in the application of the net proceeds from our IPO, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. The failure by our management to apply these proceeds effectively could harm our business, results of operations and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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
We qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not emerging growth companies, including:

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
The requirements of being a public company have and may continue to strain our resources, divert management’s attention and may result in more litigation.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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
RSU Issuances
From April 1, 2019 through April 23, 2019, we granted to our directors, officers, employees, consultants and other service providers an aggregate of 1,083,333 RSUs to be settled in shares of our common stock under our 2009 Plan.
Option Exercises
From April 1, 2019 through April 23, 2019, we issued an aggregate of 73,115 shares of our common stock in connection with the exercise of stock options previously granted to our directors, officers, employees, consultants and other service providers under our 2009 Plan.
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
Use of Proceeds from Public Offering of Class A Common Stock
On April 23, 2019, we closed our IPO, in which we sold 75,000,000 shares of our Class A common stock at a price to the public of $19.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230458), which was declared effective by the SEC on April 17, 2019. We raised $1,368.0 million in net proceeds after deducting underwriters' discounts and commissions of $57.0 million and before deducting offering expenses of approximately $9.8 million. On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations arising from the settlement of RSUs for which the service condition had been satisfied prior to our IPO and for which the performance condition was satisfied upon completion of our IPO. We expect to use the remaining net proceeds for general corporate purposes, including working capital and operating expenses. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from our IPO. Accordingly, we will have broad discretion in using these proceeds. Pending the use of proceeds from our IPO as described above, we may invest the net proceeds that we received in our IPO in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-38872	3.2	April 23, 2019
3.2	Amended and Restated Bylaws of the Company	8-K	001-38872	3.3	April 23, 2019
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement	S-1/A	333-230458	10.14	April 8, 2019
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: August 1, 2019	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2019	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)