Form 10-Q
period 2019-09-30
Pinterest, Inc.
filed 2019-11-01
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 001-38872
Pinterest, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)

505 Brannan Street
San Francisco, California
(Address of Principal Executive Offices, including zip code)

26-3607129
(I.R.S. Employer
Identification No.)

94107
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

As of October 25, 2019 there were 306,232,554 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 251,993,740 shares of the Registrant’s Class B common stock outstanding.

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
In this quarterly report on Form 10-Q, we updated the definition of MAUs to better align with how we have historically and currently calculated MAUs and how our users interact with our platform. This change in definition does not affect the number of MAUs presented in past disclosures or in this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,033,871	$122,509
Marketable securities	691,894	505,304
Accounts receivable, net of allowances of $2,408 and $3,097 as of September 30, 2019 and December 31, 2018, respectively	210,339	221,932
Prepaid expenses and other current assets	46,424	39,607
Total current assets	1,982,528	889,352
Property and equipment, net	89,758	81,512
Operating lease right-of-use assets	164,922	145,203
Goodwill and intangible assets, net	14,959	14,071
Restricted cash	24,822	11,724
Other assets	3,483	10,869
Total assets	$2,280,472	$1,152,731
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,509	$22,169
Accrued expenses and other current liabilities	112,685	86,258
Total current liabilities	144,194	108,427
Operating lease liabilities	161,164	151,395
Other liabilities	18,713	22,073
Total liabilities	324,071	281,895

Commitments and contingencies

Redeemable convertible preferred stock, $0.00001 par value; no shares authorized, issued or outstanding as of September 30, 2019; 928,676 shares authorized, 308,373 shares issued and outstanding as of December 31, 2018	—	1,465,399

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, no shares authorized, issued or outstanding as of September 30, 2019; 1,932,500 shares authorized, 127,298 shares issued and outstanding as of December 31, 2018	—	1
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 214,082 shares issued and outstanding as of September 30, 2019; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 333,483 shares issued and outstanding as of September 30, 2019; no shares authorized, issued or outstanding as of December 31, 2018 for either class	5	—
Additional paid-in capital	4,127,028	252,212
Accumulated other comprehensive income (loss)	376	(1,421)
Accumulated deficit	(2,171,008)	(845,355)
Total stockholders’ equity (deficit)	1,956,401	(594,563)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,280,472	$1,152,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$279,703	$190,197	$742,863	$482,748
Costs and expenses:
Cost of revenue	83,520	63,649	262,629	173,276
Research and development	167,703	63,541	1,042,026	185,192
Sales and marketing	110,740	66,722	484,053	187,644
General and administrative	51,450	18,716	299,834	55,417
Total costs and expenses	413,413	212,628	2,088,542	601,529
Loss from operations	(133,710)	(22,431)	(1,345,679)	(118,781)
Other income (expense), net:
Interest income	9,837	3,547	22,023	9,372
Interest expense and other income (expense), net	(1,056)	82	(2,004)	(374)
Loss before provision for income taxes	(124,929)	(18,802)	(1,325,660)	(109,783)
Provision for (benefit from) income taxes	(197)	72	(7)	207
Net loss	$(124,732)	$(18,874)	$(1,325,653)	$(109,990)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.15)	$(4.15)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	546,126	127,218	319,490	127,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(124,732)	$(18,874)	$(1,325,653)	$(109,990)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	—	215	1,934	(643)
Change in foreign currency translation adjustment	(147)	(57)	(137)	(209)
Comprehensive loss	$(124,879)	$(18,716)	$(1,323,856)	$(110,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240
Release of restricted stock units	—	—	4,851	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(122,290)	—	—	(122,290)
Issuance of common stock for cash upon exercise of stock options, net	—	—	10	—	42	—	—	42
Share-based compensation	—	—	—	—	130,288	—	—	130,288
Other comprehensive loss	—	—	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	—	—	(124,732)	(124,732)
Balance as of September 30, 2019	—	$—	547,565	$5	$4,127,028	$376	$(2,171,008)	$1,956,401

	Three Months Ended September 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	308,373	$1,465,399	127,110	$1	$246,336	$(1,776)	$(873,497)	$(628,936)
Issuance of common stock for cash upon exercise of stock options, net	—	—	157	—	(313)	—	—	(313)
Share-based compensation	—	—	—	—	3,888	—	—	3,888
Other comprehensive income	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	(18,874)	(18,874)
Balance as of September 30, 2018	308,373	$1,465,399	127,267	$1	$249,911	$(1,618)	$(892,371)	$(644,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	25,108	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(424,965)	—	—	(424,965)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	287	—	744	—	—	744
Share-based compensation	—	—	—	—	1,265,581	—	—	1,265,581
Other comprehensive income	—	—	—	—	—	1,797	—	1,797
Net loss	—	—	—	—	—	—	(1,325,653)	(1,325,653)
Balance as of September 30, 2019	—	$—	547,565	$5	$4,127,028	$376	$(2,171,008)	$1,956,401

	Nine Months Ended September 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	308,373	$1,465,399	126,771	$1	$236,682	$(766)	$(782,381)	$(546,464)
Issuance of common stock for cash upon exercise of stock options, net	—	—	496	—	548	—	—	548
Share-based compensation	—	—	—	—	12,681	—	—	12,681
Other comprehensive loss	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	(109,990)	(109,990)
Balance as of September 30, 2018	308,373	$1,465,399	127,267	$1	$249,911	$(1,618)	$(892,371)	$(644,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(1,325,653)	$(109,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,496	15,415
Share-based compensation	1,265,581	12,681
Other	(3,296)	796
Changes in assets and liabilities:
Accounts receivable	12,331	(1,978)
Prepaid expenses and other assets	(1,502)	15,443
Operating lease right-of-use assets	21,746	13,549
Accounts payable	8,897	5,725
Accrued expenses and other liabilities	13,133	19,369
Operating lease liabilities	(19,634)	(12,556)
Net cash used in operating activities	(8,901)	(41,546)
Investing activities
Purchases of property and equipment and intangible assets	(20,433)	(17,636)
Purchases of marketable securities	(527,899)	(427,305)
Sales of marketable securities	93,389	91,738
Maturities of marketable securities	252,164	422,317
Net cash provided by (used in) investing activities	(202,779)	69,114
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	1,573,200	—
Proceeds from exercise of stock options, net	744	548
Shares repurchased for tax withholdings on release of restricted stock units	(424,965)	—
Payment of deferred offering costs and other financing activities	(11,305)	—
Net cash provided by financing activities	1,137,674	548
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(182)	(43)
Net increase in cash, cash equivalents, and restricted cash	925,812	28,073
Cash, cash equivalents, and restricted cash, beginning of period	135,290	83,969
Cash, cash equivalents, and restricted cash, end of period	$1,061,102	$112,042

Supplemental cash flow information
Accrued property and equipment	$7,174	$1,048
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$41,399	$5,817

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,033,871	$100,063
Restricted cash included in prepaid expenses and other current assets	2,409	1,057
Restricted cash	24,822	10,922
Total cash, cash equivalents, and restricted cash	$1,061,102	$112,042

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
Upon pricing our IPO, the performance condition for restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the three and nine months ended September 30, 2019, we recorded total share-based compensation expense of $130.3 million and $1,265.6 million, respectively, as compared to $3.9 million and $12.7 million for the three and nine months ended September 30, 2018, respectively.
Stock Split
On March 28, 2019, we effected a 1-for-3 reverse split of our capital stock. We have adjusted all share and per share amounts in the accompanying condensed consolidated financial statements and notes to reflect the reverse stock split.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, common stock prior to our IPO share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
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
Deferred revenue was not material as of September 30, 2019 and December 31, 2018.
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
RSUs granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are subject only to a service condition, which is typically satisfied over four years. We record share-based compensation expense for these RSUs on a straight-line basis over the requisite service period.
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
Following our IPO, there is an active market for our Class A common stock and the warrants to purchase shares of our redeemable convertible preferred stock are no longer outstanding so we no longer apply these valuation and allocation approaches.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$414,148	$—	$—	$414,148
Commercial paper	—	140,529	—	140,529
U.S. treasury securities	6,983	—	—	6,983
Marketable securities:
Corporate bonds	—	343,225	—	343,225
U.S. treasury securities	40,178	—	—	40,178
Asset-backed securities	—	86,968	—	86,968
Certificates of deposit	—	88,139	—	88,139
Commercial paper	—	133,384	—	133,384
Prepaid expenses and other current assets:
Certificates of deposit	—	2,409	—	2,409
Restricted cash:
Certificates of deposit	$—	$24,822	$—	$24,822

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$785	$—	$—	$785
Commercial paper	—	73,486	—	73,486
Marketable securities:
Corporate bonds	—	204,170	—	204,170
U.S. treasury securities	35,921	—	—	35,921
Asset-backed securities	—	106,658	—	106,658
Certificates of deposit	—	68,359	—	68,359
Commercial paper	—	90,196	—	90,196
Prepaid expenses and other current assets:
Certificates of deposit	—	1,057	—	1,057
Restricted cash:
Certificates of deposit	—	11,724	—	11,724
Other liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$4,934	$4,934

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
We record changes in the fair value of our redeemable convertible preferred stock warrants in interest expense and other income (expense), net. These amounts were not material for the three and nine months ended September 30, 2019 and 2018.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of September 30, 2019 and December 31, 2018, and gross unrealized losses for marketable securities that had been in an unrealized loss position for greater than 12 consecutive months were also immaterial as of September 30, 2019 and December 31, 2018. We evaluated all available evidence and concluded that our marketable securities are not other than temporarily impaired as of September 30, 2019 and December 31, 2018.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2019
Due in one year or less	$472,959
Due after one to five years	218,935
Total	$691,894

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
Letters of Credit
We had $24.6 million and $10.6 million of secured letters of credit outstanding as of September 30, 2019 and December 31, 2018, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, restricted stock and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2019.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, restricted stock, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 88,387,724 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2019.
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
Stock Option Activity
Stock option activity during the nine months ended September 30, 2019, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2018	76,635	$2.22	4.5	$1,285,338
Exercised	(287)	2.59
Forfeited	(17)	4.05
Outstanding as of September 30, 2019	76,331	$2.21	3.8	$1,849,806
Exercisable as of September 30, 2019	76,282	$2.21	3.8	$1,848,716

(1)	We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.

The total grant-date fair value of stock options vested during the nine months ended September 30, 2019 and 2018, was $2.1 million and $15.2 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018, was $5.8 million and $5.4 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Unit Activity
RSU activity during the nine months ended September 30, 2019, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	77,882	$17.79
Granted	34,220	20.58
Released	(44,804)	17.40
Forfeited	(5,919)	15.91
Outstanding at September 30, 2019	61,379	$19.81

Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2019 and 2018, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,568	$16	$29,740	$68
Research and development	83,539	3,380	794,161	11,042
Sales and marketing	21,243	188	223,400	781
General and administrative	23,938	304	218,280	790
Total share-based compensation	$130,288	$3,888	$1,265,581	$12,681

As of September 30, 2019, we had $717.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.4 years.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
	Class A	Class B	Common	Class A	Class B	Common
Numerator:
Net loss attributable to common stockholders	$(38,702)	$(86,030)	$(18,874)	$(336,971)	$(988,682)	$(109,990)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	169,452	376,674	127,218	81,212	238,278	127,030
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.15)	$(4.15)	$(4.15)	$(0.87)

Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock	—	308,373	127,642	308,373
Outstanding stock options	76,334	76,692	76,447	76,992
Unvested restricted stock units	63,738	72,935	72,961	66,091
Redeemable convertible preferred stock warrants	—	168	103	131
Common stock warrants	—	53	—	128
Total	140,072	458,221	277,153	451,715

6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal and state net operating losses and credits. Income taxes from international operations are not material for the three and nine months ended September 30, 2019 and 2018.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased by $24.9 million to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing our gross unrecognized tax benefits would not affect our effective tax rate as their recognition would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance.  On July 22, 2019, Altera filed a petition for a rehearing before

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the full Ninth Circuit. We will continue to monitor future developments and their potential effects on our condensed consolidated financial statements.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$247,222	$176,764	$660,754	$448,352
International(1)	32,481	13,433	82,109	34,396
Total revenue	$279,703	$190,197	$742,863	$482,748

(1) No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2019	2018
United States	$244,593	$222,188
International(1)	10,087	4,527
Total property and equipment, net and operating lease right-of-use assets	$254,680	$226,715

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
Overview of Third Quarter Results
Our key financial and operational results as of and for the three months ended September 30, 2019 are as follows:

•	Revenue was $279.7 million, an increase of 47% compared to the three months ended September 30, 2018.

•	Monthly active users ("MAUs") were 322 million, an increase of 28% compared to September 30, 2018.

•	Share-based compensation expense was $130.3 million, an increase of $126.4 million compared to the three months ended September 30, 2018.

•	Total costs and expenses were $413.4 million.

•	Loss from operations was $133.7 million.

•	Net loss was $124.7 million.

•	Adjusted EBITDA was $3.9 million.

•	Cash, cash equivalents and marketable securities were $1,725.8 million.

•	Headcount was 2,098.

•	We now serve ads in twenty-eight countries, up from six at September 30, 2018.

Trends in User Metrics
Monthly Active Users. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
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
Quarterly Average Revenue per User
For the three months ended September 30, 2019, global ARPU was $0.90, which represents an increase of 14% compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, U.S. ARPU was $2.93 and international ARPU was $0.13, which represent increases of 26% and 127%, respectively, compared to the three months ended September 30, 2018.

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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(124,732)	$(18,874)	$(1,325,653)	$(109,990)
Depreciation and amortization	7,293	5,117	19,496	15,415
Share-based compensation	130,288	3,888	1,265,581	12,681
Interest income	(9,837)	(3,547)	(22,023)	(9,372)
Interest expense and other (income) expense, net	1,056	(82)	2,004	374
Provision for (benefit from) income taxes	(197)	72	(7)	207
Adjusted EBITDA	$3,871	$(13,426)	$(60,602)	$(90,685)

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
Provision for (Benefit from) Income Taxes. Provision for income taxes consists primarily of income taxes in foreign jurisdictions, U.S. federal and state income taxes adjusted for discrete items.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$279,703	$190,197	$742,863	$482,748
Costs and expenses (1):
Cost of revenue	83,520	63,649	262,629	173,276
Research and development	167,703	63,541	1,042,026	185,192
Sales and marketing	110,740	66,722	484,053	187,644
General and administrative	51,450	18,716	299,834	55,417
Total costs and expenses	413,413	212,628	2,088,542	601,529
Loss from operations	(133,710)	(22,431)	(1,345,679)	(118,781)
Other income (expense), net:
Interest income	9,837	3,547	22,023	9,372
Interest expense and other income (expense), net	(1,056)	82	(2,004)	(374)
Loss before provision for income taxes	(124,929)	(18,802)	(1,325,660)	(109,783)
Provision for (benefit from) income taxes	(197)	72	(7)	207
Net loss	$(124,732)	$(18,874)	$(1,325,653)	$(109,990)
Adjusted EBITDA (2)	$3,871	$(13,426)	$(60,602)	$(90,685)

(1)	Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,568	$16	$29,740	$68
Research and development	83,539	3,380	794,161	11,042
Sales and marketing	21,243	188	223,400	781
General and administrative	23,938	304	218,280	790
Total share-based compensation	$130,288	$3,888	$1,265,581	$12,681

(2)
See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	30	33	35	36
Research and development	60	33	140	38
Sales and marketing	40	35	65	39
General and administrative	18	10	40	11
Total costs and expenses	148	112	281	125
Loss from operations	(48)	(12)	(181)	(25)
Other income (expense), net:
Interest income	4	2	3	2
Interest expense and other income (expense), net	—	—	—	—
Loss before provision for income taxes	(45)	(10)	(178)	(23)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(45)%	(10)%	(178)%	(23)%
Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Revenue	$279,703	$190,197	47%	$742,863	$482,748	54%
Revenue for the three and nine months ended September 30, 2019 increased by $89.5 million and $260.1 million, respectively, compared to the three and nine months ended September 30, 2018. Revenue based on our estimate of the geographic location of our users increased by 39% in the United States to $251.5 million and by 212% internationally to $28.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and by 47% in the United States to $676.0 million and by 176% internationally to $66.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
For the three and nine months ended September 30, 2019, U.S. revenue growth was driven by 26% and 37% respective increases in U.S. ARPU supported by a 8% increase in U.S. MAUs, and international revenue growth was driven by 127% and 105% respective increases in international ARPU supported by a 38% increase in international MAUs. ARPU growth in the U.S. and internationally was driven by higher monetization of both of those user bases largely due to an increase in advertising demand from new and existing advertisers on our platform, which resulted in an increase in the number of advertisements served. The increase in advertising demand resulted in an increase in the price of U.S. advertisements, while the price of international advertisements decreased due to our continued expansion into new countries. However, the impact of pricing changes was not significant in the U.S. or internationally.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Cost of revenue	$83,520	$63,649	31%	$262,629	$173,276	52%
Percentage of revenue	30%	33%		35%	36%
Cost of revenue for the three and nine months ended September 30, 2019 increased by $19.9 million and $89.4 million, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to higher absolute hosting costs due to user growth. The increase for the nine months ended September 30, 2019 was also due to a $29.7 million increase in share-based compensation expense recorded following our IPO.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Research and development	$167,703	$63,541	164%	$1,042,026	$185,192	463%
Percentage of revenue	60%	33%		140%	38%
Research and development for the three and nine months ended September 30, 2019, increased by $104.2 million and $856.8 million, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to $80.2 million and $783.1 million respective increases in share-based compensation expense following our IPO and 31% and 26% respective increases in average headcount, which drove higher personnel and facilities-related expenses.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Sales and marketing	$110,740	$66,722	66%	$484,053	$187,644	158%
Percentage of revenue	40%	35%		65%	39%
Sales and marketing for the three and nine months ended September 30, 2019, increased by $44.0 million and $296.4 million, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to $21.1 million and $222.6 million respective increases in share-based compensation expense following our IPO and 19% and 30% respective increases in average headcount, which drove higher personnel and facilities-related expenses, as well as higher marketing expenses.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
General and administrative	$51,450	$18,716	175%	$299,834	$55,417	441%
Percentage of revenue	18%	10%		40%	11%

General and administrative for the three and nine months ended September 30, 2019, increased by $32.7 million and $244.4 million, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to $23.6 million and $217.5 million respective increases in share-based compensation expense following our IPO and 27% and 30% respective increases in average headcount, which drove higher personnel and facilities-related expenses.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Interest income	$9,837	$3,547	177%	$22,023	$9,372	135%
Interest expense and other income (expense)	(1,056)	82	(1,388)%	(2,004)	(374)	(436)%
Other income (expense), net	$8,781	$3,629	142%	$20,019	$8,998	122%
Other income (expense), net for the three and nine months ended September 30, 2019, increased by $5.2 million and $11.0 million, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to higher returns on our marketable securities as a result of higher interest rates and higher invested balances following our investment of the proceeds of our IPO.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(197)	$72	(374)%	$(7)	$207	(103)%
Provision for (benefit from) income taxes was primarily due to profits generated by our foreign subsidiaries adjusted for discrete items occurring during the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
	(in thousands, except percentages)
Net loss	$(124,732)	$(18,874)	(561)%	$(1,325,653)	$(109,990)	(1,105)%
Adjusted EBITDA	$3,871	$(13,426)	129%	$(60,602)	$(90,685)	33%
Net loss for the three and nine months ended September 30, 2019 was $124.7 million and $1,325.7 million, as compared to $18.9 million and $110.0 million for the three and nine months ended September 30, 2018, respectively. Adjusted EBITDA was $3.9 million and $(60.6) million for the three and nine months ended September 30, 2019, as compared to $(13.4) million and $(90.7) million for the three and nine months ended September 30, 2018, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2019, we had $1,725.8 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2019, $24.0 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of September 30, 2019.
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
For the nine months ended September 30, 2019 and 2018, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(8,901)	$(41,546)
Investing activities	$(202,779)	$69,114
Financing activities	$1,137,674	$548

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash used in operating activities decreased by $32.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess working capital in short-duration marketable securities, the maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities decreased by $271.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to less proceeds from maturities of marketable securities that we used to fund operations and purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds related to our IPO and tax withholdings on release of restricted stock units. Net cash provided by financing activities increased by $1,137.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.
Interest Rate Risk
As of September 30, 2019, we held cash, cash equivalents and marketable securities of $1,725.8 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, our total audience included 43% of internet users, which includes approximately 80% of women ages 18-64 with children, according to an independent study by Comscore based on total unique visitors to our service. (Source: Comscore Media Metrix® Multi-Platform, Claims based on three audience groups: total audience, persons age: 18-34, and females 18-64 with kids, January 2019, U.S.) We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate. See “—We may not succeed in further expanding and monetizing our platform internationally.” Attracting Pinners from these demographics or countries may require significant expense, and we may not be successful.
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
There are many factors that could negatively affect user growth, retention and engagement, including if:

•	our competitors mimic our products or product features, causing Pinners to utilize their products instead of, or more frequently than, our products, harming Pinner engagement and growth;

•	we do not provide a compelling Pinner experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;

•	our content is not relevant to Pinners’ personal taste and interests;

•	third parties do not permit or continue to permit their content to be displayed on our platform;

•	users have difficulty installing, updating or otherwise accessing our service on mobile devices or web browsers as a result of actions by us or third parties;

•	there are changes in the amount of time users spend across all applications and platforms, including ours;

•	technical or other problems frustrate the Pinner experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;

•	we are unable to address Pinner and advertiser concerns regarding the content, privacy and security of our service;

•	we are unable to combat spam, harassment, cyberbullying or other hostile, inappropriate, abusive or offensive content or usage on our products or services;

•	users adopt new technologies where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	third-party initiatives that may enable greater use of our service, including low-cost or discounted data plans, are discontinued; or

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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

Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute content to our service or support the continued availability of that content on our service. As part of our effort to maintain an empowering environment, we endeavor to keep divisive, disturbing or unsafe content off our service. We may do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content on a timely basis, which could also result in a decrease in user growth, retention or engagement and result in liability for us. See “—We may be liable as a result of content or information that is published or made available on our service.”
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
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory and other third-party scrutiny of our decisions. Any such scrutiny, including regarding our data privacy, copyright, content or other practices, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including of their impact on user “screen time” or their data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
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
Any incidents where Pinners’, advertisers or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected Pinners regarding security incidents, and government authorities or affected Pinners or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners and advertisers is important to sustain Pinner growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent any security incidents. Concerns over our data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.
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
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, may modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we expect to experience declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines could harm our business, revenue and financial results.
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
A significant number of Pinners access their accounts on our service using a federated login provider such as Facebook or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent Pinners from accessing their accounts on our service through those logins, Pinners may be unable to access our service. As a result, user growth and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
In addition, third-party login providers, such as Apple, Microsoft or Google, have implemented and/or may implement changes and restrictions in browser or device functionality, including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our users. Any of these events could harm our business, revenue and financial results.
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
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap and Twitter, which provide their users with a variety of online products, services, content and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content. Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, and those competitors could reduce or eliminate the value we receive. See “—We depend in part on internet search engines to direct traffic and refer new users to our service. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results” and “—We allow users to authenticate with our service through third-party single login providers (such as Facebook Login or Google Sign-in). If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict use of these tools, user growth or engagement could decline, and our business, revenue and financial results could be harmed.”
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
In order to obtain new advertisers and further our relationship with current advertisers, we must increase the size of our user base or the engagement of our users. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will increase the number of users on our service. See “—Our ecosystem of Pinners and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new Pinners or retain current Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.”
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
While no customer accounted for more than 10% of our revenue for the three and nine months ended September 30, 2019, a substantial portion of our revenue is derived from a small number of advertisers, and is currently concentrated in certain verticals, particularly CPG and retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers. Many of these advertising agencies are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.

Our advertising revenue could be harmed by many other factors, including:

•	changes in the price of advertisements;

•	our inability to create new products that sustain or increase the value of our advertisements;

•	our inability to meet advertiser demand on our platform if we cannot increase the size and engagement of our user base;

•	changes in Pinner demographics that make us less attractive to advertisers;

•	our inability to make our ads more relevant and effective;

•	the availability, accuracy and utility of our analytics and measurement solutions that demonstrate the value of our advertisements, or our ability to further improve such tools;

•	changes to our data privacy practices (including as a result of changes to laws or regulations or third-party policies) that affect the type or manner of advertising that we are able to provide;

•	our inability to collect and share data which new or existing advertisers find useful;

•	competitive developments or advertiser perception of the value of our products that impact our ability to receive advertising spend or that reduce the volume of the advertising spend we receive;

•	product changes or advertising inventory management decisions we make that change the type, size or frequency of advertisements on our platform;

•	Pinners that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brand;

•	the impact of invalid clicks or click fraud on our advertisements;

•	the failure of our advertising auction mechanism to target and price ads effectively;

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

One differentiating feature of our platform is that advertisers have the opportunity to put relevant content in front of Pinners at every stage of the purchase funnel, including during the early intent phase. However, many existing advertiser tools that measure the effectiveness of advertising do not account for the role of advertising early in a user’s decision-making process, which is when many users come to our service. Instead, these tools measure what the industry considers as a “last-touch” attribution model, meaning the last ad or content that was exposed to the user gets credit for influencing any user’s purchase or action. As a result, we may not be able to demonstrate and measure for our advertisers the value of engaging with a Pinner during the early intent phase.
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes in browser or device functionality that impair our ability to measure the effectiveness of advertising on our platform, including by limiting the use of first-party and third-party cookies or other tracking technology and changes click attribution technologies that limit the ability to collect information that allows us to attribute the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. In addition, Apple has announced changes to advertising click attribution that would limit cross-site and cross-device attribution and would reduce matches though cookies and prevent companies to attribute the effectiveness of advertising campaigns. These restrictions make it more difficult for us to measure the effectiveness of advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy or otherwise, on our ability to collect and share data which our advertisers find useful would impede our ability to attract, grow and retain advertisers. For example, current and future data privacy laws and regulations, including GDPR and CCPA, or new interpretations of existing laws and regulations, may limit our ability to use or benefit from tracking and measurement technologies, including cookies, and further reduce our ability to measure the effectiveness of advertising on our platform. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
We rely heavily on our ability to collect and share data and metrics for our advertisers to help new and existing advertisers understand the performance of advertising campaigns. If advertisers do not perceive our metrics to be accurate representations of our user base and user engagement, or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results. See “—Pinner metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.”
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
We plan to continue expanding our business operations abroad and offering content and advertising to Pinners and advertisers in other languages and countries. We plan to enter new international markets where we have limited or no experience in deploying our service or selling advertisements. In order to expand successfully, we need to offer content and products that are customized and relevant to local Pinners and advertisers, which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those markets. As we expand into new international markets, we may not yet understand the full scope of Pinners’ personal taste and interests, demographics and culture in those markets, as well as advertiser expectations, target audiences and return on advertising spend. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our service. For example, we may experience challenges adapting our content and search tools to be localized for new markets, or establishing sufficient high quality advertising inventory to deliver relevant localized experiences in new markets. This may cause us to limit our expansion or decrease our operations in international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. We expect the international advertising market to continue growing as more advertisers take advantage of the global audience. If the advertising market does not scale as we expect, our business, revenues and financial results could be harmed. If we fail to deploy or manage our operations in these markets successfully, we may not be as appealing to users and advertisers in those markets and our business, revenue and financial results could be harmed.
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

•	increasing labor costs due to high wage inflation in certain international jurisdictions;

•	compliance with statutory equity requirements;

•	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;

•	import and export controls and restrictions and changes in trade regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

•	compliance with GDPR, CCPA and similar data privacy and data protection laws;

•	compliance with laws that might restrict content or advertising or require us to provide user information, including confidential information, to local authorities;

•	compliance with multiple tax jurisdictions and management of tax impact of global operations; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $1,325.7 million and $110.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $2,171.0 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
We also anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our operations domestically and internationally, enhance our product offerings, broaden our Pinner and advertiser base, expand our marketing channels, hire additional employees and develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. As of September 30, 2019, we had $717.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.4 years. In addition, as of December 31, 2018, we had approximately $731.1 million of long-term contractual commitments that are not cancelable. In March 2019, we also entered into a lease for office space to be constructed near our current headquarters campus for which we will be subject to total non-cancelable minimum lease payments of approximately $420.0 million beginning in 2022 if certain contingencies are met. There were no other material changes to our noncancelable contractual commitments since December 31, 2018. These noncancelable commitments limit our ability to reduce our operating expenses in the future. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.
We may make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring experience for Pinners or revise our policies in ways that decrease Pinner engagement. Also, we decided to extend certain GDPR rights, such as rights of access, correction and deletion, to all of our users worldwide, as opposed to only those in Europe. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.
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
These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. GDPR came into application in May 2018 and applies to companies that offer goods or services to, or monitor the behavior of, individuals in Europe. GDPR expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. In June 2018, the State of California enacted the CCPA, which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. We review the number of MAUs, which we define as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement, as well as a number of other measures to evaluate growth trends and the depth and quality of engagement of Pinners. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking and other activities, as indicators of Pinner growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. For example, in the second quarter of 2018, we implemented our current methodology for tracking active users, which we believe better reflects user action on our service. We have restated our active user data for periods from the fourth quarter of 2016 to the first quarter of 2018 based on the information that was available to us under the prior methodology in a way that we believe is comparable to the current methodology. However, we were not able to restate active users for periods prior to the fourth quarter of 2016 based on the data available to us from those periods. As a result, active user information for the first, second and third quarters of 2016 are based on the prior methodology, although we believe the differences are not material. Our prior methodology for measuring active users relied on different signals depending on the platform where the user activity was measured—iOS, Android, web and mobile web—and inferred user activity in a way that required removal of certain data that would not indicate active use, such as background system requests. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
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
In addition, some of our Pinner demographic data may be incomplete or inaccurate. For example, because Pinners self-report their date of birth, our age-demographic data may differ from Pinners’ actual ages, or be unavailable. We receive age-demographic data for a portion of those Pinners from other third-party accounts that Pinners chose to authenticate with on our service, such as Facebook and Google, but there can be no assurance that those platforms will continue to give us permission to access that data or that the data we receive from those third parties is accurate. In addition, our data regarding the geographic location of Pinners and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. If our metrics provide us with incorrect or incomplete information about Pinners and their behavior, we may make inaccurate conclusions about our business.
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
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS and our website, mobile application and internal tools use compute, storage, data transfer and other services provided by AWS. Under the agreement with AWS, as amended by an addendum entered into in May 2017, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This addendum is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. See “—We may be liable as a result of content or information that is published or made available on our service.” A material breach of this addendum by us, or early termination of the addendum as a result of an acquisition of us by another cloud services provider, could carry substantial penalties, including liquidated damages.
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
We utilize data center hosting facilities operated by AWS, located in various facilities. In addition, we have implemented a limited disaster recovery program which does not allow us to serve network traffic from back-up data center services. An unexpected disruption of services provided by these data centers could hamper our ability to handle existing or increased traffic, result in the loss of data or cause our platform to become unavailable, which may harm our reputation and business. See “—We rely on software, technologies and related services from other parties, and problems in their use or access could increase our costs and harm our business, revenue and financial results” and “—Any significant disruptions in the availability or speed of our systems could result in a loss of Pinners and advertisers” for more information on the risks of disruptions to these systems.

We must effectively operate with mobile operating systems, web browsers, networks, regulations and standards, which we do not control. Changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards may harm Pinner retention, growth and engagement.
Because our service is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any changes to these operating systems, browsers or the online stores distributing our application that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our service. Our competitors that control the operating systems, browsers and online stores that our application runs on, or is distributed through, could make interoperability of our service with those systems, browsers and stores more difficult. In addition, we plan to continue to introduce new products regularly and have experienced that it takes time to optimize products to function with these systems and browsers.
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
Pinners access our service through our website or through a mobile device. Our reputation and ability to attract, retain and serve Pinners and advertisers is dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of Pinners and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results.
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
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, terrorist attacks, acts of war, earthquakes and similar events. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. See “—If our security is compromised, or Pinners or advertisers believe our security has been compromised, Pinners and advertisers may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.”
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm. For example, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) on April 17, 2019 and must be implemented by each EU member state by June 2021. The Copyright Directive alters the liability scheme for online sharing-content platforms and imposes additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. It may also add payment obligations or compliance costs. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm.
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, the Network Enforcement Act in Germany imposes significant fines for failures to comply with certain content removal and disclosure obligations, and other countries, including the U.K., may enact similar legislation, which would impose penalties for failure to remove certain content. Additionally, the European Union is currently debating a regulation that would require the removal of terrorist-related content within one hour of being flagged. If the regulation is passed, the tools we use for certain removal obligations may not work and we may have to build custom tools.
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
Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form, which could have a material adverse effect on our financing costs.

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
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. France enacted a tax on large tech companies that generate revenues from the provision of digital services in France, and a number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside Organisation for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 96.9% of the voting power of our outstanding capital stock as of September 30, 2019, with 77.2% of the voting power of our outstanding capital stock held by our co-founders, executive officers, directors, and holders of more than 5% of our outstanding capital stock and their affiliates. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our existing stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, including certain charities and foundations, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock on (i) the seven-year anniversary of the closing date of our IPO, except with respect to shares of Class B common stock held by any holder that continues to beneficially own at least 50% of the number of shares of Class B common stock that such holder beneficially owned immediately prior to completion of our IPO, and (ii) a date that is between 90 to 540 days, as determined by the board of directors, after the death or permanent incapacity of Mr. Silbermann. Conversions of Class B common stock to Class A common stock have already had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, one or more of our existing stockholders were to retain a significant portion of their holdings of Class B common stock for an extended period of time while all the other existing stockholders disposed of their Class B common stock, then those existing stockholders that retain significant holdings (while all the others dispose) could, in the future, control a majority of the combined voting power of our outstanding capital stock.
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

•
sales, or anticipated sales, of shares of our Class A common stock by us or our stockholders, including if stockholders sell shares of our Class A common stock into the market to cover taxes due upon the settlement of RSUs or the exercise of stock options, or conversions, or anticipated conversions, of a substantial number of shares of our Class B common stock by our stockholders;

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

Future offerings of debt or equity securities by us or existing shareholders may adversely affect the market price of our Class A common stock.
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
Issuing additional shares of capital stock or other securities, including securities convertible into equity, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. In addition, the large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As a result, holders of our Class A common stock bear the risk that our future offerings or future sales of shares may reduce the market price of our Class A common stock and dilute their stockholdings in us.
Additional stock issuances, including in connection with settlement of equity awards, could result in significant dilution to our stockholders.
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. There are up to 76,330,921 shares of Class B common stock that may be issued upon exercise of outstanding stock options, 56,816,053 shares of Class B common stock that may be issued upon settlement of outstanding RSUs in each case as of September 30, 2019, and 4,562,645 shares of Class A common stock that may be issued upon settlement of outstanding RSUs. We have 6,223,922,796 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
None.
Use of Proceeds from Public Offering of Class A Common Stock
On April 23, 2019, we closed our IPO, in which we sold 75,000,000 shares of our Class A common stock at a price to the public of $19.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230458), which was declared effective by the SEC on April 17, 2019. We raised $1,368.0 million in net proceeds after deducting underwriters' discounts and commissions of $57.0 million and before deducting offering costs of $9.8 million. On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. We received additional net proceeds of $205.2 million after deducting underwriting discounts and commissions. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations arising from the settlement of RSUs for which the service condition had been satisfied prior to our IPO and for which the performance condition was satisfied upon completion of our IPO. We expect to use the remaining net proceeds for general corporate purposes, including working capital and operating expenses. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. We cannot specify with certainty the particular uses of the net proceeds that we received from our IPO. Accordingly, we will have broad discretion in using these proceeds. Pending the use of proceeds from our IPO as described above, we may invest the net proceeds that we received in our IPO in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds.

Item 5. Other Information
Because we have not previously filed a proxy statement or held an annual meeting of stockholders since becoming a publicly traded company, we are disclosing deadlines for certain notices under SEC rules and our Amended and Restated Bylaws in connection with our 2020 annual meeting of stockholders.
To be considered timely, a proposal submitted for inclusion in our 2020 annual meeting proxy materials pursuant to Rule 14a-8 under the Exchange Act must be submitted to our principal executive office, to the attention of our Corporate Secretary, and received on or before December 20, 2019.
To be considered timely under our Amended and Restated Bylaws, notice of a nomination for election to the board or notice of a proposal or other business submitted other than pursuant to Rule 14a-8 must be received by our Corporate Secretary at our principal executive office no earlier than the open of business on January 22, 2020 and no later than the close of business on February 21, 2020.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: October 31, 2019	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2019	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)