Form 10-K
period 2019-12-31
PINTEREST, INC.
filed 2020-02-07
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019 as reported by the New York Stock Exchange on such date was approximately $14.8 billion.
As of January 31, 2020, there were 363,567,902 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 209,050,139 shares of the Registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans”, “targets”, “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•the effect of general economic and political conditions;
•our financial performance, including revenue, cost of revenue and operating expenses and cash flows;
•our ability to attract and retain Pinners and their level of engagement;
•our ability to provide content that is useful and relevant to Pinners’ personal taste and interests;
•our ability to develop successful new products or improve existing ones;
•our ability to maintain and enhance our brand and reputation;
•potential harm caused by compromises in security, including our cybersecurity protections and resources and costs required to prevent, detect and remediate potential security breaches;
•potential harm caused by changes in internet search engines’ methodologies, particularly search engine optimization methodologies and policies;
•discontinuation, disruptions or outages in third-party single sign-on access;
•our ability to compete effectively in our industry;
•our ability to scale our business, including our monetization efforts;
•our ability to attract and retain advertisers and scale our revenue model;
•our ability to develop effective products and tools for advertisers, including measurement tools;
•our ability to expand and monetize our platform internationally;
•our ability to effectively manage the growth of our business;
•our lack of operating history and ability to attain and sustain profitability;
•decisions that reduce short-term revenue or profitability or do not produce the long-term benefits we expect;
•fluctuations in our operating results;
•our ability to raise additional capital;
•our ability to realize anticipated benefits from mergers and acquisitions, joint ventures, strategic partnerships and other investments;
•our ability to protect our intellectual property;
•our ability to receive, process, store, use and share data, and compliance with laws and regulations related to data privacy and content;
•current or potential litigation and regulatory actions involving us;
•our ability to comply with modified or new laws and regulations applying to our business, and potential harm to our business as a result of those laws and regulations;
•real or perceived inaccuracies in metrics related to our business;
•disruption of, degradation in or interference with our use of Amazon Web Services and our infrastructure; and
•our ability to attract and retain personnel.

These statements are based on our historical performance and on our current plans, estimates and projections in light of information currently available to us, and therefore you should not place undue reliance on them. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Annual Report on Form 10-K, including under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. We present MAUs based on the number of MAUs measured on the last day of the current period. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average between the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

PART I
Item 1. Business
Overview
Our mission is to bring everyone the inspiration to create a life they love.
Pinterest is where 335 million people around the world go to get inspiration for their lives. They come to discover ideas for just about anything you can imagine: daily activities like cooking dinner or deciding what to wear, major commitments like remodeling a house or training for a marathon, ongoing passions like fly fishing or fashion and milestone events like planning a wedding or a dream vacation.
We call these people Pinners. We show them visual recommendations, which we call Pins, based on their personal taste and interests. They then save and organize these recommendations into collections, called boards. Browsing and saving visual ideas on our service helps Pinners imagine what their future could look like, which helps them go from inspiration to reality.
Pinterest is the productivity tool for planning your dreams. Dreaming and productivity may seem like polar opposites, but on Pinterest, inspiration enables action and dreams become reality. Visualizing the future helps bring it to life. In this way, Pinterest is unique. Most consumer internet companies are either tools (search, ecommerce) or media (newsfeeds, video, social networks). Pinterest is not a pure media channel; it is a media-rich utility.
Value Proposition for Pinners
Visual Experience. People often don’t have the words to describe what they want, but they know it when they see it. This is why we made Pinterest a visual experience. Images and video can communicate concepts that are impossible to describe with words. We believe that Pinterest is the best place on the web for people to get visual inspiration at scale. Visual searches are becoming more and more common on Pinterest, with hundreds of millions of visual searches per month. We have invested heavily in computer vision to help people discover possibilities that traditional text-based search queries cannot offer. The computer vision models we’ve developed “see” the content of each Pin and optimize billions of related recommendations daily to help people take action on the Pins they’ve found.
Personalization. Pinterest is a personalized, curated environment. Most Pins have been handpicked, saved and organized over the years by hundreds of millions of Pinners creating billions of boards. As of December 31, 2019, our Pinners saved 240 billion pins across five billion boards. We call this body of data the Pinterest taste graph. Machine learning and computer vision help us find patterns in the data. We then understand each individual Pin’s relationship not just to the Pinner who saved it, but also to the ideas and aesthetics reflected by the names and content of the boards where it’s been pinned. We believe we can better predict what content will be helpful and relevant because Pinners tell us how they organize ideas. The Pinterest taste graph is the first-party data asset we use to power our visual recommendations.
When people organize ideas into collections on Pinterest, they are sharing how they contextualize that idea. When we scale human curation across hundreds of millions of Pinners saving over 240 billion Pins, we believe our taste graph and recommendations get exponentially better. The more people use Pinterest, the richer the taste graph gets, and the more an individual uses Pinterest, the more personalized their home feed becomes.
Designed for Action. People use Pinterest to visualize their future and to make their dreams a reality. Our goal is for each Pin to link back to a useful source—everything from a product to buy, ingredients for a recipe or instructions to complete a project. We have built features that encourage Pinners to take action on ideas they see on Pinterest, with a special focus on making it easy for people to purchase products they discover on our service.
Empowering Environment. Pinners describe Pinterest as an inspiring place where they can focus on themselves, their interests and their future. This is an important part of our value proposition because people are less likely to dream about their future when they feel self-conscious, preoccupied with the problems of the day or gripped by a “fear of missing out.” On Pinterest, people can explore new things, free of much of the judgment that occurs elsewhere online.

Value Proposition for Advertisers
Valuable Audience. Pinterest reaches 335 million monthly active users, two-thirds of whom are female. As of December 2019, our total audience includes 47% of internet users in the United States, according to data from Comscore based on total unique visitors to our service. This includes eight out of 10 moms, who are often the primary decision-makers when it comes to buying products and services for their household, as well as more than half of all U.S. millennials ages 18-34.
The value of Pinterest’s audience to advertisers is driven not merely by the number of Pinners on our platform or their demographics, but also by the reason they come to Pinterest in the first place. Getting inspiration for your home, your style or your travel often means that you are actively looking for products and services to buy. Billions of searches happen on Pinterest every month. Commercial content from brands, retailers and advertisers is central to Pinterest. This means that relevant ads don’t compete with native content on Pinterest; instead, they are content. The mutually beneficial alignment between advertisers and Pinners differentiates us from other platforms where ads (even relevant ads) can be distracting or annoying. We are still in the early stages of building an advertising product suite that fully taps the value of this alignment between Pinners and advertisers, but we believe it will be a competitive advantage over the long term.
Inspiration to Action. Pinners use our service to get inspiration for things they want to do and buy in their real lives. This journey from ideation to action takes them down the entire purchasing process, which we call a “funnel”, so our advertisers have the opportunity to put relevant promoted content in front of Pinners at every stage of the purchasing journey—when they are browsing through many possibilities without a clear idea of what they want, when they have identified and are comparing a handful of options and when they are ready to make a purchase. As a result, advertisers can achieve a range of awareness and performance objectives on Pinterest.
Empowering Environment. Advertisers are in the business of inspiration. On Pinterest, businesses have the opportunity to showcase their products and services in an inspiring, creative environment. This is rare on the internet, where consumers’ digital experiences can be stressful or negative, and brands can get caught in the crossfire. We believe that the inspirational and constructive feelings that many people experience on Pinterest make our site an especially effective environment for brands to build an emotional connection with consumers.
Our Pinner Products
Pins
People come to Pinterest because it is filled with billions of great ideas. Each idea is represented by a Pin. Pins can be created by individual users or by businesses.
When an individual user finds an image or video anywhere on the web and wants to save it, she can use our browser extension or Save button to create a Pin with that image or video in it. Pinners can also create Pins featuring their own original work, like a recipe they made or a landscape they photographed. When people click on a Pin, they can learn more and act on it.
Businesses also create Pins on our platform in the form of both organic content and paid advertisements. We believe the addition of organic content from merchants adds significant value to the experience of both Pinners and advertisers. We expect that these Pins will become a larger part of our content in the future.
We have several types of Pins on our platform to inspire people and help them take action, including standard Pins, product Pins, collections and video Pins. More types of Pins and features will come in the future.
•Standard Pins: Images used to highlight products, recipes, photos and more.
•Product Pins: Product Pins make items shoppable with up-to-date pricing, information about availability and links that go directly to the checkout page of a retailer’s website.
•Collections: Collections allow Pinners to shop for the individual products they see in the inspiring scenes on fashion and home decor Pins.
•Video Pins: Video Pins are short videos on topics like how-to content about cooking, beauty and DIY that help Pinners more deeply engage by watching an idea come alive.

Planning
Boards are where Pinners save and organize Pins into collections around a topic. Every new Pin saved by a user must be saved onto a particular board and is associated with a particular context (such as “bedroom rug ideas,” “electric bikes” or “healthy kids’ snacks”). Once the Pin has been saved, it exists on the board of the Pinner who saved it, but it also joins the billions of Pins available for other Pinners to discover and save to their own boards. Pinners access their boards in their profile and organize them however they prefer.
Pinners can create sections in a board to better organize Pins. For example, a “Quick Weekday Meals” board could have sections like “breakfast,” “lunch,” “dinner” and “desserts.” A board can be made visible to anyone on Pinterest or kept private so only the Pinner can see it. As Pinners plan projects, like a home renovation or a wedding, they can invite others on Pinterest to a shared group board. When a Pinner follows another person on Pinterest, they can choose to follow a select board or their entire account.
Discovery
People go to Pinterest to discover the best ideas to bring into their lives. They do this by exploring the home feed and search tools on our service.
•Home Feed: When people open Pinterest, they see their home feed, which is where they will find Pins that are relevant to their interests based in part on their recent activity. They will also see Pins from the people, topics and boards they choose to follow. Every home feed is personalized to reflect the taste and interests of the Pinner.
•Search:
◦Text queries: Pinners can search for Pins, boards, people or hashtags by typing in the search bar. Pinners who use search typically want to see many relevant possibilities that are personalized for their individual taste and interests rather than one perfect answer. Often, Pinners start by typing in something general like “dinner ideas,” then use Pinterest’s built-in search guides (like “weekday” or “family”) to narrow down the results.
◦Visual queries: When a Pinner taps on a Pin to learn more about an idea or image, a feed of visually similar Pins is served beneath the tapped image. These related Pins help Pinners springboard off a point of inspiration to explore deeper into an interest or narrow in on the perfect idea. Pinners also search within images by using our Lens tool to select specific objects inside an inspiring scene e.g., a lamp in a living room scene or a pair of shoes in a street fashion scene. This action automatically triggers a new search that yields related Pins that are visually similar to the specific object.
Our Advertising Products
Pinners’ desire to discover something they love and make it part of their life is aligned with the motivations of our advertisers. Products and services often help bring dreams to life. Pinterest can help businesses reach a Pinner from the moment he starts thinking about what he wants his living room to look like to the moment when he is about to purchase a couch at his price point. We’ve understood this alignment since our founding, and we’re building an ad product suite that drives value for our users and advertisers simultaneously.
We offer both brand and performance ads, with performance representing approximately two thirds of our revenue for the year ended December 31, 2019. Brand revenue is billed when an advertiser optimizes an ad campaign around “brand” objectives like impressions or video views. Performance revenue is billed when an advertiser optimizes an ad campaign around “performance” objectives like clicks or conversion events.
Because Pinners travel down the entire purchasing funnel on Pinterest, our ad product suite is used by different advertisers to meet different objectives, including awareness, consideration and sales.
Awareness Objective.
Pinterest ads appear in the home feed and on search results pages. They echo the visual style of organic Pins and are fully integrated into the design. A Pinner sees ads as he scrolls through his home feed and search results, looking for inspiration and ideas.

Consideration and Sales Objectives.
When a Pinner clicks on an ad, he sees an intermediate screen that gives him a closer view of the ad creative as well as the option to save the ad to a board. He will also be able to swipe up or click to see the advertiser’s online presence, where he can pursue deeper consideration (by exploring available products and services or signing-up for memberships) and potentially transact.
Ad Formats
•Standard ad: A static image used to showcase content in a simple vertical image format.
•Video ad: Used by advertisers to capture attention and tell a story with a visually engaging format. We currently offer three video ad formats: standard video, performance video and max width video.
•Shopping ad: Similar to a standard ad, used to reach people when they are deciding what to buy. Shopping ads are exclusive to advertisers who upload their product catalog to Pinterest.
•Carousel ad: Multiple static or video in one carousel, used by advertisers to showcase more than one image or video at a time.
Our Advertising System
Ad Auction
All advertisers on Pinterest buy ads through an auction-based system. Our ad auction allows us to serve ads to Pinners at relevant moments while optimizing business outcomes for advertisers. Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as targeting relevance and creative. Today, our advertisers can optimize their campaigns around four different types of user activity depending on their objectives: impressions ("CPM"), video views ("CPV"), clicks ("CPC"), and conversion events ("oCPM") such as checkout or add to cart.
Targeting
Ad targeting helps businesses reach the millions of people who come to Pinterest to find or shop for products and services.
Advertisers can target their messages to specific demographics (locations, languages, gender, age), device types, audiences (such as existing customers or Pinners who recently engaged with their content) and interests or keywords. Advertisers can also choose whether they want ads to show in Pinners’ search surfaces, home feed or both.
Because ads are content on Pinterest, ad relevance is powered by the same principles that drive organic recommendations. We are building ad products that will allow advertisers to target ads based on a particular consumer’s known aesthetic preferences and style. Eventually we expect to be able to leverage the Pinterest taste graph to match ad creative to a Pinner’s individual taste and interests.
Measurement
Measuring the effectiveness of digital spend is a high priority for our advertisers. Our measurement solutions are aligned to help advertisers recognize the value of an investment on our platform across a variety of objectives. We enable our advertisers to meet their awareness, consideration and conversion objectives with a number of first-party tools to measure campaign effectiveness. We also have leading third-party measurement partners to validate Pinterest’s performance and measure advertiser results.

Sales and Marketing
Our Go-to-Market Approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives. We serve these advertisers in customized ways across their size, product needs and measurement objectives. We initially built our business with large consumer packaged goods ("CPG") and retail advertisers in the United States who typically have large marketing budgets and had the greatest affinity for our core use cases at that time. We then scaled our sales force to support these advertisers and grew their spend with us over time while broadening the mix of advertisers across verticals.
As these advertisers scaled their investment on our platform, we have increased our focus on building the product and measurement tools required to serve mid-market and unmanaged advertisers. Recently, we have also begun to focus on expanding our international advertiser base.
Marketing
To date, we have been able to grow our global user base with relatively low marketing costs. User acquisition has been driven by the strength of our global brand and the utility of our service as well as by unpaid search engine traffic. We continue to test additional marketing efforts including paid marketing campaigns focused on user and advertiser acquisition efforts.
Our Technology Innovation
With billions of human-curated ideas, we believe we have one of the largest image-rich data sets ever assembled. This lets us analyze trends, understand intent and predict consumer behavior. And, we are just scratching the surface of what is possible. Looking ahead, we are excited about new technical challenges, including fine-grained image recognition, object-to-object visual search and large-scale visual search infrastructure.
Our Competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap and Twitter. Many of these companies have significantly greater financial and human resources. We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well. We face competition across almost every aspect of our business, particularly users and engagement, advertising and talent.
Users and Engagement
We compete to attract, engage and retain users and their time and attention. Because our products and those of our competitors are typically free, we compete based on our brand, product experience, quality, utility and ease of use of our products.
Advertising
We compete for advertising revenue across a variety of formats. We believe our ability to compete effectively depends on the effectiveness of our service in reaching users early in the decision-making process, amplifying advertisers’ messages and delivering compelling returns on investment. This is driven by a number of factors, including our reach, relevance and engagement, as well as our brand and advertising products, delivery and measurement capabilities and other offerings.
Talent
We compete to attract and retain highly talented individuals, particularly people with expertise in computer vision, artificial intelligence and machine learning. We believe we compete for these potential employees by providing a work environment that offers the opportunity to work on challenging, cutting-edge and inspirational products. We also compete by providing competitive compensation packages that we believe will enable us to attract and retain talent.

Intellectual Property
Our success is tied in part to our ability to protect our intellectual property and key technological innovations. We rely on a combination of federal, state and common-law rights in the United States and rights under the laws of other countries, as well as contractual restrictions, to protect our intellectual property and other proprietary rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, domain names and other intellectual property rights to help protect our brand and proprietary technologies. In addition, we generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology and to preserve our rights thereto.
As of December 31, 2019, we had over 300 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 500 registered trademarks and patent trademark applications in the United States and foreign countries as of December 31, 2019, including our “Pinterest” name and related logos.
We are also dependent on third-party content, technology and intellectual property in connection with our business.
We are presently involved in a number of intellectual property lawsuits, and expect to continue to face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed or otherwise violated their intellectual property rights.
For additional information on risks relating to intellectual property, please see the sections titled “Risk Factors” and “—Legal Proceedings.”
Government Regulation
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities. For example, EU member states are in the process of implementing the EU Copyright Directive, which may impose significant new burdens on content platforms like us.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. In addition, there are newly adopted and pending legislations in the European Union that may impose additional obligations or liability on us associated with content uploaded by users to our platform.
We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared creates new regulatory and operational requirements for processing personal data, increases requirements for security and confidentiality and provides for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

Government authorities outside the United States may also seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. For example, access to our service has been or is currently restricted in whole or in part in China, India, Kazakhstan and Turkey. In addition, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content.
For additional information, see the sections titled “Risk Factors” and “—Legal Proceedings.”
Seasonality
We experience seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter. Industry advertising spend tends to be strongest in the fourth quarter, and we observe a similar pattern in our historical advertising revenue. Significant user and monetization growth has partially offset these trends in historical periods, and thus we expect the impact of seasonality to be more pronounced in the future.
Employees
As of December 31, 2019, we had 2,217 full-time employees.
Corporate Information
We were incorporated in Delaware in October 2008 as Cold Brew Labs Inc. In April 2012, we changed our name to Pinterest, Inc. Our principal executive offices are located at 505 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 762-7100. We completed our initial public offering in April 2019 and our Class A common stock is listed on the New York Stock Exchange under the symbol “PINS.” Unless the context requires otherwise, the words “Pinterest,” “we,” “Company,” “us” and “our” refer to Pinterest, Inc. and our wholly owned subsidiaries.
Available Information
Our website is located at www.pinterest.com, and our investor relations website is located at http://investor.pinterestinc.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investor.pinterestinc.com/ and www.pinterest.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.
The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our Class A common stock. The occurrence of any of the following risks could harm our business, reputation, revenue, financial results and prospects. In addition, risks and uncertainties that are not presently known to us or that we currently believe are immaterial could also harm our business, revenue, financial results and prospects. If any of these risks occur, the value of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to the Company and our Industry
Our ecosystem of Pinners and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new Pinners or retain current Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.
We must continue to attract, retain and engage our users on our platform, who we call Pinners. Our active Pinners may not continue to grow, and may decline.
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
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our active user growth rate slows, our financial performance will increasingly depend on our ability to increase Pinner engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, a substantial majority of our Pinners are women of ages 18-64 according to data from Comscore. We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate.
In addition, our products typically require high bandwidth data capabilities, and many Pinners live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. Therefore, we do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data network. We have entered into, and plan to continue to enter into, contracts with data service providers that allow Pinners to access our mobile application without it counting toward their monthly data allowance, a practice known as “zero rating.” Changes in regulations could adversely impact our existing and future contracts regarding our access to, and use of, zero-rating offers or other discounts or data usage for our service.

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
There are many other factors that could negatively affect user growth, retention and engagement, including if:
•our competitors mimic our products or product features, causing Pinners to utilize their products instead of, or more frequently than, our products;
•we do not provide a compelling Pinner experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;
•our content is not relevant to Pinners’ personal taste and interests;
•third parties do not permit or continue to permit their content to be displayed on our platform;
•Pinners have difficulty installing, updating or otherwise accessing our service on mobile devices or web browsers;
•there are changes in the amount of time Pinners spend across all applications and platforms, including ours;
•technical or other problems frustrate the Pinner experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;
•we are unable to address Pinner and advertiser concerns regarding the content, privacy and security of our service;
•we are unable to combat spam, harassment, cyberbullying or other hostile, inappropriate, abusive or offensive content or usage on our products or services;
•Pinners adopt new technologies where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;
•third-party initiatives that may enable greater use of our service, including low-cost or discounted data plans, are discontinued; or
•the other risks and uncertainties described in this Annual Report on Form 10-K.
Any decrease in user growth, retention or engagement could render our service less attractive to Pinners or advertisers, and could harm our business, revenue and financial results.
If we are not able to continue to provide content that is useful and relevant to Pinners’ personal taste and interests or fail to remove objectionable content or block objectionable practices by advertisers or third parties, user growth, retention or engagement could decline, which could result in the loss of advertisers and revenue.
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests. This depends on the content contributed by our users and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal intent. We may not correctly identify and serve content that is useful and relevant to Pinners. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.

Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content on a timely basis, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers who offer poor quality goods, we may lose Pinner confidence.
We regularly monitor how our advertising affects Pinners’ experiences to ensure we do not deliver too many advertisements or irrelevant advertisements to Pinners. Therefore we may decide to change the number of advertisements or eliminate certain types of advertisements to ensure Pinners’ satisfaction in the service. We may make changes to our platform based on feedback provided by Pinners or advertisers. These decisions may not produce the long-term benefits that we expect, in which case user growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
Current and future data privacy laws and regulations, including the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (the “CCPA”) which became effective January 2020, or new interpretations of existing laws and regulations, may limit our ability to collect and use data, which may impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our Pinners’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in media attention about online privacy and data protection may motivate Pinners to take certain actions to protect their privacy. Pinners may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with Pinners’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
Substantially all our revenue is generated from advertising, and a decline in user growth, retention or engagement as a result of our inability to provide relevant and useful content to Pinners, and therefore our inability to serve the volume of advertisements desired by our advertisers, may deter new advertisers from using our platform or cause current advertisers to reduce their spending with us or cease doing business with us altogether, which could harm our business, revenue and financial results.
If we do not develop successful new products or improve existing ones, our business may suffer. We may also invest in new products that fail to attract or retain Pinners or generate revenue.
Our ability to grow, retain and engage our user base and therefore increase our revenue depends on our ability to successfully enhance our existing products and create new products, both independently and in conjunction with platform developers or other third parties, and to do so quickly. We may introduce significant changes to our existing products or develop and introduce new and unproven products with which we have little or no prior development or operating experience. Our focus on innovation and experimentation could result in unintended outcomes or decisions that are poorly received by Pinners. If new or enhanced products fail to engage our Pinners, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, any of which could harm our business, revenue and financial results. We also may develop new products that increase Pinner engagement and costs that are not intended to increase revenue.
Further, our products often require Pinners to learn new behaviors that may not always be intuitive to them. To the extent that new Pinners are less willing to invest the time to learn to use our products, or if we are unable to make our products easier to learn to use, our user growth, retention or engagement could be affected, and our business, revenue and financial results could be harmed.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base will be impaired and our business, revenue and financial results could be harmed.
We believe that our brand identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers.
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
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data privacy, copyright, content or other practices, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including of their impact on user “screen time” or their content policies or data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.
If our security is compromised, or Pinners or advertisers believe our security has been compromised, we could lose the trust of Pinners and advertisers who may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.
Our efforts to protect the information that Pinners and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to induce our employees or Pinners to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If any of the events described above occur, our information or Pinners’ or advertisers' information could be accessed or disclosed improperly. If a third party gains unauthorized access to our service, they may amongst other things that could negatively affect our products and our business, post malicious spam and other content on our platform using a Pinner’s or advertiser’s account.
Some third parties, including advertisers, may store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, Pinners’ data may be improperly accessed, used or disclosed. Even if these third parties take all the necessary precautions, their networks may still suffer a breach, which could compromise Pinners' data.
Any incidents where Pinners’, advertisers or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected Pinners regarding security incidents, and government authorities or affected Pinners or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners and advertisers is important to sustain user growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent any security incidents. Concerns over our data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.
We depend in part on internet search engines to direct traffic and refer new Pinners to our service. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results.
We depend in part on internet search engines, such as Bing, Google, Yahoo! and Yandex, to direct a significant amount of traffic to our service. For example, when a Pinner types a query into a search engine, we may receive traffic and acquire new Pinners when those search results include Pins, boards, Pinners and other features of our service that cause the Pinner to click on the Pinterest result or create a Pinterest account. These actions increase user growth due to signups of new Pinners and increase retention and engagement of existing Pinners.
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, may modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we expect to experience declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
We allow users to authenticate with our service through third-party login providers. If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict the use of these tools, user growth or engagement could decline, and our business, revenue and financial results could be harmed.
A significant number of Pinners access their accounts on our service using a third party login provider such as Facebook or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent Pinners from accessing their accounts on our service through those logins, Pinners may be unable to access our service. In addition, third-party log-in providers may institute policies that restrict us from communicating with Pinners. As a result, user growth, retention and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
In addition, third-party login providers, such as Apple, Microsoft or Google, have implemented and/or may implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our Pinners. Any of these events could harm our business, revenue and financial results.

If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks).
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap and Twitter, which provide their users with a variety of online products, services, content (including video) and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value we receive.
We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology, products, features or services to ours. In addition, emerging startups may be able to innovate and provide technology, products, services or features similar to ours or before us.
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
We believe that our ability to compete for users depends upon many factors both within and beyond our control, including:
•the usefulness, novelty, performance and reliability of our service compared to those of our competitors;
•the timing and market acceptance of our products, including the developments and enhancements to those products, offered by us or our competitors;
•our brand strength relative to our competitors; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
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
We believe that our ability to compete for advertisers, depends upon many factors both within and beyond our control, including:
•sales, marketing, customer service and support efforts;
•first- and third-party data available to us relative to our competitors;
•ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•the attractiveness and volume of our product and service offerings (including measurement tools) compared to those of our competitors;
•the strength of our advertiser relationships and offerings compared to those of our competitors;
•the ease with which our advertising products fit into existing advertiser budgets compared to those of our competitors; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
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
Our advertising revenue could be harmed by many other factors, including:
•changes in the price of advertisements;
•our inability to create new products that sustain or increase the value of our advertisements;
•our inability to meet advertiser demand on our platform if we cannot increase the size and engagement of our user base;
•our inability to find the right balance between brand and performance advertising and provide the right products and platform to support the pricing and demand needed for each of the advertisers;
•changes in Pinner demographics that make us less attractive to advertisers;
•our inability to make our ads more relevant and effective;
•any decision to serve contextually relevant advertisements when the price of relevant advertisements may be lower than other advertisements that we could show Pinners that are less relevant;
•the availability, accuracy and utility of our analytics and measurement solutions that demonstrate the value of our advertisements, or our ability to further improve such tools;
•changes to our data privacy practices (including as a result of changes to laws or regulations or third-party policies) that affect the type or manner of advertising that we are able to provide;
•our inability to collect and share data which new or existing advertisers find useful;
•competitive developments or advertiser perception of the value of our products;
•product changes or advertising inventory management decisions we make that change the type, size or frequency of advertisements on our platform;
•Pinners that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brand;
•the impact of invalid clicks or click fraud on our advertisements;
•the failure of our advertising auction mechanism to target and price ads effectively;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines or experience challenges uploading and conforming their advertisements with our system requirements;
•the macroeconomic climate and the status of the advertising industry in general; and

•the other risks and uncertainties described in this Annual Report on Form 10-K.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
Our ability to attract and retain advertisers depends on the development of tools to accurately measure the effectiveness of advertisements on our platform.
Most advertisers rely on tools that measure the effectiveness of their ad campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new advertisers and retain, and increase spend from, our existing advertisers.
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
Many existing advertiser tools that measure the effectiveness of advertising do not account for the role of advertising early in a Pinner's decision-making process, which is when many Pinners come to our service. Instead, these tools measure the last ad or content that was exposed to the Pinner that gets credit for influencing any Pinner’s purchase or action. As a result, we may not be able to demonstrate and measure for our advertisers the value of engaging with a Pinner during the early intent phase.
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes in browser or device functionality that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies and changes to click attribution technologies that limit the ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. These restrictions make it more difficult for us to provide the most relevant ads to our Pinners, measure the effectiveness of, and to re-target and optimize, advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third party policies) or otherwise, on our ability to collect and share data which our advertisers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduce our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
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
We may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business and economic risks.
We plan to continue expanding our business operations outside the United States and offering content and advertising to Pinners and advertisers in other languages and countries. We plan to continue to enter new international markets where we have limited or no experience in deploying our service or selling advertisements. In order to expand successfully, we need to offer content and products that are customized and relevant to local Pinners and advertisers, which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. As we expand into new international markets, we may not yet understand the full scope of Pinners’ personal taste and interests, demographics and culture in those markets, as well as advertiser expectations, target audiences and return on advertising spend. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our service. For example, we may experience challenges adapting our content and search tools to be localized for new markets, or establishing sufficient high quality advertising inventory to deliver relevant localized experiences in new markets. This may cause us to limit our expansion or decrease our operations in international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. If the advertising market does not scale sufficiently or we are unsuccessful in deploying or managing our operations in these markets, our business, revenue and financial results could be harmed.
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability;
•fluctuations in currency exchange rates and restrictions on currency conversions;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language and cultural differences, making it harder to do business in certain international jurisdictions;
•increasing labor costs due to high wage inflation in certain international jurisdictions;
•compliance with statutory requirements relating to our equity;
•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;
•import and export controls and restrictions and changes in trade regulations;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•compliance with GDPR and similar data privacy and data protection laws;
•compliance with laws that might restrict content or advertising or require us to provide user information, including confidential information, to local authorities;
•compliance with multiple tax jurisdictions and management of tax impact of global operations; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.

If we are unable to expand internationally and manage the complexity of global operations successfully, our business, revenue and financial results could be harmed.
We cannot assure you that we will effectively manage the growth of our business.
We have experienced rapid growth and demand for our service since inception. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with Pinners, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate.
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to preserve our corporate culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. Our inability to effectively manage growth of our organization may harm our business, revenue and financial results.
We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours.
We have incurred operating losses in the past, anticipate increasing our costs and operating expenses, expect to incur operating losses in the future and may never achieve or maintain profitability.
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $1,361.4 million and $63.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $2,206.7 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
We also anticipate that our operating expenses will increase substantially in the foreseeable future if we continue to expand our operations domestically and internationally, enhance our product offerings, broaden our Pinner and advertiser base, expand our marketing channels, hire additional employees and develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. We have significant unrecognized share-based compensation expense, which we expect to recognize over the next several years. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements" In addition, we have entered into certain non-cancelable commitments that limit our ability to reduce our cost and expenses in the future. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements". Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.
We may make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring experience for Pinners or revise our policies in ways that decrease Pinner engagement. Also, we decided to extend certain GDPR rights, such as rights of access, correction and deletion, to all of our Pinners worldwide, as opposed to only those in Europe. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.

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
Our quarterly operating results are tied to certain key business metrics that have fluctuated in the past and are likely to fluctuate in the future, which makes them difficult to predict. Our operating results depend on numerous factors, many of which are outside of our control, including:
•our ability to generate revenue from our service;
•our ability to improve or maintain gross margins;
•the number and relevancy of advertisements shown to Pinners;
•the manner in which Pinners engage with different products, where certain products may generate different amounts of revenue;
•downward pressure on the pricing of our advertisements;
•the timing, cost of and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;
•seasonal fluctuations in spending by our advertisers, product usage by Pinners and growth rates for Pinners and engagement, each of which may change as our product offerings evolve or our business grows;
•seasonal fluctuations in internet usage generally;
•the success of technologies designed to block the display of ads;
•development and introduction of new product offerings by us or our competitors;
•the ability of our third-party providers to scale effectively and provide the necessary technical infrastructure for our service on a timely basis;
•system failures, disruptions, breaches of security or data privacy or internet downtime, whether on our service or on those of third parties;
•the inaccessibility of our service due to third-party actions;
•changes in measurement of our metrics;
•costs associated with the technical infrastructure used to operate our business, including hosting services;
•fluctuations in the amount of share-based compensation expense;
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
We receive, process, store, use and share data, some of which contains personal information, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters, which are subject to change and uncertain interpretation.
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from Pinners, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. In June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to Pinners or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in Pinner or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we may become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Public statements against us by consumer advocacy groups or others could also cause Pinners to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put Pinners’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
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
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking and other activities, as indicators of user growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. For example, in the second quarter of 2018, we implemented our current methodology for tracking active users. We have restated our active user data for periods from the fourth quarter of 2016 to the first quarter of 2018 based on the information that was available to us under the prior methodology in a way that we believe is comparable to the current methodology. However, we were not able to restate active users for periods prior to the fourth quarter of 2016 based on the data available to us from those periods. As a result, active user information for the first, second and third quarters of 2016 are based on the prior methodology, although we believe the differences are not material. Our prior methodology for measuring active users relied on different signals depending on the platform where the user activity was measured—iOS, Android, web and mobile web—and inferred user activity in a way that required removal of certain data that would not indicate active use, such as background system requests. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
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
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS. Under the agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This addendum is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. A material breach of this addendum by us, or early termination of the addendum as a result of an acquisition of us by another cloud services provider, could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and our business could be harmed. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. If Pinners or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose Pinners or advertisers and could harm our business and reputation.
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
Because our service is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any changes to these operating systems, browsers or the online stores distributing our application that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our service. Our competitors that control the operating systems, browsers and online stores that our application runs on, or is distributed through, could make interoperability of our service with those systems, browsers and stores more difficult. New products introduced by us may take longer to function with these systems and browsers.
If we are unable to deliver consistent, high-quality Pinner experiences across different devices with different operating systems, user growth, retention or engagement may decline, which could harm our business, revenue and financial results.
To deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and services and increase our cost of doing business. For example, in June 2018, the Federal Communications Commission repealed the 2015 “open internet rules,” which had prohibited broadband internet access service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers. The impact of this repeal on the way Pinners access the internet and the way we interact with internet service providers remain uncertain. Other countries also have rules requiring equal access to internet content. Regulatory changes could limit Pinners’ ability to access our service or make our service a less attractive alternative to our competitors’ platforms and cause our user growth, retention or engagement to decline, which could harm our business, revenue and financial results.
If it becomes more difficult for Pinners to access and use our service on their browsers or mobile devices, if Pinners choose not to access or use our service on their mobile devices, or if Pinners choose to use mobile products that limit access to our service, user growth, retention and engagement may decline, which could harm our business, revenue and financial results.
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
Our business depends on our ability to maintain and scale our technology infrastructure, including speed and availability of our service.
Our reputation and ability to attract, retain and serve Pinners and advertisers is dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. From time to time, we are subject to interruptions in or disruptions of our systems. If our platform is unavailable when Pinners or advertisers attempt to access it, if it does not load as quickly as they expect or if their content is not saved, Pinners may not return to our platform as often in the future, or at all.

Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of Pinners and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we grow our business, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If our company culture changes, we may experience difficulties attracting and retaining personnel. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.

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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act, the Communications Decency Act and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm. For example, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) to be implemented by each EU member state by June 2021 could alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. It may require us to build in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm.
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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
We are presently involved in and have been subject to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and may continue to be subject to intellectual property litigation and threats thereof. Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, grow our business and products, and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.
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
With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such technologies or practices may not be available to us at all and we may be required to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all. Our business, revenue and financial results could be harmed as a result.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business, revenue and financial results could be harmed.
We rely, and expect to continue to rely, on a combination of confidentiality, invention assignment and license agreements with our employees, consultants and other third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. Further, there can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the use of our patents to third parties, which could require significant cash expenditures. Additionally, our current and future patents, trademarks and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid.
However, third parties may knowingly or unknowingly infringe or challenge our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. We may not be able to prevent infringement without incurring substantial time and expense, if at all. There can be no assurance that others will not offer technologies, products, services, features or concepts that are substantially similar to ours and compete with our business. Similarly, particularly as we expand the scope of our business and the countries in which we operate, we may not be able to prevent third parties from infringing, or challenging our use of, our intellectual property rights, including those used to build and distinguish the “Pinterest” brand. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, products, services or features or methods of operations. Any of these events could harm our business, revenue and financial results.
Our use of “open source” software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We also license to others some of our software through open source projects which requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.

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
If we are unable to obtain additional financing, if needed or if we default on our credit obligations, our operations may be interrupted and our business, revenue and financial results could be harmed.
We may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution.
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
Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.

The interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the new law on us and may harm our operating results and financial condition. Accordingly, we are still analyzing the Tax Act with our professional advisers. Until that analysis is complete, the full impact of the new tax law on us during future periods is uncertain, and no assurances can be made on any potential impact.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. We do not yet know the impact this proposal will have on our financial results. Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, including France and Italy, and a number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside Organisation for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
We may have greater than anticipated tax liabilities, which could harm our business, revenue and financial results.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. Thus, we are subject to review and potential audit by a number of U.S. federal, state, local and non-U.S. tax authorities. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Further, tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business and financial results. In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to our Irish subsidiary, which resulted in an increase in foreign deferred tax assets. We cannot be certain that this transfer will not lead to any unanticipated tax consequences which could harm our financial results.
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
As of December 31, 2019, we had federal, California and other state net operating loss carryforwards of $1,880.8 million, $245.2 million and $599.7 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering ("IPO"), including our co-founders, executive officers, employees and directors, their affiliates, and all of our other pre-IPO stockholders (including those unaffiliated with any of our co-founders, executive officers, employees or directors). This will limit or preclude your ability to influence corporate matters.
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 92.1% of the voting power of our outstanding capital stock. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which, companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.
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
The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales, or anticipated sales, of shares of our Class A common stock by us or our stockholders, including if stockholders sell shares of our Class A common stock into the market to cover taxes due upon the settlement of RSUs or the exercise of stock options, or conversions, or anticipated conversions, of a substantial number of shares of our Class B common stock by our stockholders;
•actions by institutional stockholders;
•failure by industry or securities analysts to maintain coverage of us, downgrade of our Class A common stock by analysts or provision of a more favorable recommendation of our competitors; failure by analysts to regularly publish research reports or the publication of an unfavorable or inaccurate report about our business; changes by analysts of their financial and operating estimates by with respect to our company or our failure to meet these estimates or the expectations of investors;

•forward-looking financial or operating information or financial projections we may provide to the public, any changes in that information or projections or our failure to meet projections;
•any indebtedness we may incur in the future;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the significant voting control of holders of our Class B common stock;
•announcements by us or our competitors of new products, features, services, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or level of engagement, or those of our competitors;
•the public’s perception of the quality and accuracy of our key metrics on our user base and engagement;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated fluctuations in our user growth, retention, engagement, revenue or other operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
Issuing additional shares of capital stock or other securities, including securities convertible into equity, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. In addition, the large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As a result, holders of our Class A common stock bear the risk that our future offerings or future sales of shares may reduce the market price of our Class A common stock and dilute their stockholdings in our company.
Additional stock issuances, including in connection with settlement of equity awards, could result in significant dilution to our stockholders.
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 6,128,499,579 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our dual class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•certain amendments to our amended and restated certificate of incorporation will require the approval of 66 2⁄3% of the then-outstanding voting power of our capital stock;
•approval of 66 2⁄3% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;
•our stockholders can take action only at a meeting of stockholders and not by written consent;
•vacancies on our board of directors can be filled only by our board of directors and not by stockholders;
•no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;

•only our chairman of the board of directors, our chief executive officer, our president or another officer selected by a majority of the board of directors are authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our Class A common stock;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for certain actions involving us or any of our current or former directors, officers or other employees to us or our stockholders, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state or federal district court in the state of Delaware), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants.
Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our revolving credit facility contains restrictions on our ability to pay dividends.
The requirements of being a public company have and may continue to strain our resources, divert management’s attention and may result in more litigation.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly as we transition away from qualifying as an “emerging growth company,” as defined in section 2(a) of the Securities Act, and become subject to increased disclosure and other requirements.
As a public company we are required to publicly disclose additional details about our business and financial condition information, which may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business, revenue and financial results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and harm our business, revenue and financial results.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California. As of December 31, 2019, we maintained offices in various locations in the United States and internationally totaling approximately 707,000 square feet, including approximately 457,000 square feet for our corporate headquarters and in the surrounding areas. We believe that our facilities are sufficient for our existing needs.
Item 3. Legal Proceedings
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
Item 4 - Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock, par value $0.00001 per share, is listed on the New York Stock Exchange, under the symbol “PINS” and began trading on April 18, 2019. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock, par value $0.00001 per share.
Holders of Record
As of January 31, 2020, there were 77 stockholders of record of our Class A common stock and 120 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid dividends on our capital stock and do not intend to pay any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our revolving credit facility place certain limitations on the amount of dividends we can pay, even if no amounts are currently outstanding.
Unregistered Sales of Equity Securities
RSU Issuances
From January 1, 2019 through April 23, 2019, we granted to our directors, officers, employees, consultants and other service providers an aggregate of 29,613,852 RSUs to be settled in shares of our common stock under our 2009 Stock Plan (the "2009 Plan").
Option Exercises
From January 1, 2019 through April 23, 2019, we issued an aggregate of 145,855 shares of our common stock in connection with the exercise of stock options previously granted to our directors, officers, employees, consultants and other service providers under our 2009 Plan.
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

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pinterest, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Dow Jones Internet Composite Index (DJINET Composite Index). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on April 18, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2019. The graph uses the closing market price on April 18, 2019 of $24.40 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The consolidated statements of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2019	2018	2017

	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$1,142,761	$755,932	$472,852
Costs and expenses(1):
Cost of revenue	358,903	241,584	178,664
Research and development	1,207,059	251,662	207,973
Sales and marketing	611,590	259,929	162,514
General and administrative	354,075	77,478	61,635
Total costs and expenses	2,531,627	830,653	610,786
Loss from operations	(1,388,866)	(74,721)	(137,934)
Interest income	30,164	13,152	8,313
Interest expense and other income (expense), net	(2,137)	(995)	(112)
Loss before provision for income taxes	(1,360,839)	(62,564)	(129,733)
Provision for income taxes	532	410	311
Net loss	$(1,361,371)	$(62,974)	$(130,044)
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(0.50)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	420,473	127,091	126,562
Adjusted EBITDA (2)	$16,706	$(39,003)	$(92,995)

(1)Costs and expenses includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$31,758	$83	$372
Research and development	867,191	13,155	19,811
Sales and marketing	239,315	784	6,267
General and administrative	239,517	837	2,354
Total share-based compensation	$1,377,781	$14,859	$28,804

(2)See “Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States ("GAAP"), to Adjusted EBITDA.

	As of December 31,
	2019	2018	2017

	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$1,713,345	$627,813	$711,628
Working capital	1,891,077	780,925	807,157
Total assets	2,393,317	1,152,731	1,173,045
Total liabilities	369,612	281,895	254,110
Redeemable convertible preferred stock	—	1,465,399	1,465,399
Total stockholders' equity (deficit)	2,023,705	(594,563)	(546,464)

Non-GAAP Financial Measure
To supplement our consolidated financial statements presented in accordance with GAAP, we consider Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net and provision for income taxes.
We use Adjusted EBITDA to evaluate our operating results and for financial and operational decision-making purposes. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that it excludes. We also believe Adjusted EBITDA provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key metrics we use for financial and operational decision-making. We are presenting Adjusted EBITDA to assist investors in seeing our operating results through the eyes of management, and because we believe that this measure provides an additional tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. However, our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, the nearest GAAP equivalent. For example, Adjusted EBITDA excludes:
•certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets, although these assets may have to be replaced in the future; and
•share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense and an important part of our compensation strategy.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net Loss	$(1,361,371)	$(62,974)	$(130,044)
Depreciation and amortization	27,791	20,859	16,135
Share-based compensation	1,377,781	14,859	28,804
Interest income	(30,164)	(13,152)	(8,313)
Interest expense and other (income) expense, net	2,137	995	112
Provision for income taxes	532	410	311
Adjusted EBITDA	$16,706	$(39,003)	$(92,995)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Note About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operation for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our financial condition and results of operations for year ended December 31, 2018 compared to the year ended December 31, 2017 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed pursuant to Rule 424(b) on April 18, 2019.
Overview of 2019 Results
Our key financial and operating results as of and for the year ended December 31, 2019 are as follows:
•Revenue was $1,142.8 million, an increase of 51% compared to 2018.
•Monthly active users ("MAUs") were 335 million, an increase of 26% compared to December 31, 2018.
•Share-based compensation expense was $1,377.8 million, an increase of $1,362.9 million compared to 2018.
•Total costs and expenses were $2,531.6 million.
•Loss from operations was $1,388.9 million.
•Net loss was $1,361.4 million.
•Adjusted EBITDA was $16.7 million.
•Cash, cash equivalents and marketable securities were $1,713.3 million.
•Headcount was 2,217.
•We now serve ads in 28 countries, up from seven at December 31, 2018.

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

A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. We actively monitor the relationship of WAUs to MAUs, which has stayed relatively consistent over time. As of December 31, 2019, the proportion of WAUs to MAUs was 57%.

We have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our focus on localizing content in international markets. We expect our international user growth to continue to outpace U.S. user growth in the near term.
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
Quarterly Revenue
(in millions)
Note: Revenue by geography in the charts above is geographically apportioned based on our estimate of the geographic location of our users when they perform a revenue-generating activity. This allocation differs from our disclosure of revenue disaggregated by geography in the notes to our consolidated financial statements where revenue is geographically apportioned based on our customers’ billing addresses. United States and International may not sum to Global and quarterly amounts may not sum to annual due to rounding.

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
Quarterly Average Revenue per User
For the year ended December 31, 2019, global ARPU was $3.81, which represents an increase of 21% compared to the year ended December 31, 2018. For the year ended December 31, 2019, U.S. ARPU was $12.07 and international ARPU was $0.54, which represent increases of 34% and 115%, respectively, compared to the year ended December 31, 2018.

Factors Affecting Our Performance
Growth in MAUs. User growth trends, which are reflected in the number of MAUs, are a key factor that affects our revenue and financial results. As our user base and the quality of engagement of our users grow, we believe the potential to increase our revenue grows.
We are focused on increasing the ways Pinners use and get value from our platform and on expanding our user base, with an emphasis on international markets.
We may face challenges enhancing the quality of engagement and increasing the size of our user base, including competition from alternative products and services, saturation of existing markets, difficulties scaling in international markets, a lack of sufficiently relevant content available on Pinterest, actions by external parties (such as changes in search engine methodologies and policies and disruptions in single sign-on access) or changes in regulations (which require changes to our products in a manner that negatively impacts our user growth, retention and engagement). We expect revenue growth will be driven more by the quality of user engagement and higher monetization of users than by sheer growth of users. To the extent our user growth slows, our revenue growth will become increasingly dependent on our ability to increase the quality of user engagement.
Growth in Monetization. Monetization trends, which are reflected in ARPU, are a key factor that affects our revenue and financial results.
We are in the early stages of our monetization efforts. We are focused on increasingly serving more mid-market and unmanaged advertisers and expanding our sales efforts to reach advertisers in additional international markets, with an initial focus on Western Europe and other select markets to follow. We are working on building more self-serve tools to help our mid-market and unmanaged advertisers with ad creation, campaign scaling and measurement.
There are many variables that impact ARPU, including the number of ad impressions shown on our platform and the price per ad, which depends on a number of factors including the engagement of our audience and the quality of that engagement, the number and diversity of advertisers, our ability and decision to serve contextually relevant advertisements, the amount of advertising spend, an advertiser’s objectives, ad performance and the effectiveness of our advertising products and our ability to measure that effectiveness for our advertisers, as well as the effect of geographic differences on each of these factors. Due to our decision to focus our earliest monetization efforts in the United States, we have less experience monetizing international markets and therefore may experience challenges scaling and monetizing these markets due to differences in Pinners' taste and interests and advertisers' expectations. The international advertising market is also smaller and less mature than the U.S. digital advertising market.
We use MAUs and ARPU to assess the growth and health of the overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.
Investment in Technology. We make investments in technology that we believe will enhance Pinner and advertiser experiences. Key investment areas for our platform include machine learning, computer vision and our recommendation engine. We also invest heavily in our advertising products, including our self-serve platform and first- and third-party measurement tools. Our ability to grow our user base, attract new advertisers and increase our revenue will depend, in part, on our ability to continue innovating in visual search and discovery and our ability to successfully launch new products for Pinners and advertisers. We plan to continue making significant investments in research and development and may develop products for Pinners that cannot be monetized immediately, if ever.
Investment in Talent. Our business relies on our ability to attract and retain talent. As of December 31, 2019, we had 2,217 full-time employees, an increase of 23% compared to December 31, 2018.
Competition. We face significant competition in almost every aspect of our business. We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We also compete for advertising revenue across a variety of formats. Some of our competitors have greater financial resources and substantially larger user bases. These competitors’ economies of scale allow them to have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more targeted advertising. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. We believe that our ability to compete for users depends on a number of factors, including the quality of our users’ experience on our service and on other platforms. We believe that our ability to compete effectively for advertisers depends on a number of factors, including our ability to offer attractive advertising products with robust targeting and measurement tools.

Seasonality. We experience seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter. Industry advertising spend tends to be strongest in the fourth quarter, and we observe a similar pattern in our historical advertising revenue. Significant user and monetization growth has partially offset these trends in historical periods, and thus we expect the impact of seasonality to be more pronounced in the future.
Share-Based Compensation. We began granting restricted stock units ("RSUs") in March 2015. We measure RSUs based on the fair market value of our common stock on the grant date.
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
As of December 31, 2019, we had $635.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.2 years.
For more information about the factors impacting our performance, see “Risk Factors.”

Components of Results of Operations
Revenue. We generate revenue by delivering ads on our website and mobile application. Advertisers purchase ads directly with us or through their relationships with advertising agencies. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, views an ad contracted on a cost per thousand impressions ("CPM") basis or views a video ad contracted on a cost per view ("CPV") basis.
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
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest and other income (expense), net and provision for (benefit from) income taxes. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,142,761	$755,932	$472,852
Costs and expenses (1):
Cost of revenue	358,903	241,584	178,664
Research and development	1,207,059	251,662	207,973
Sales and marketing	611,590	259,929	162,514
General and administrative	354,075	77,478	61,635
Total costs and expenses	2,531,627	830,653	610,786
Loss from operations	(1,388,866)	(74,721)	(137,934)
Interest income	30,164	13,152	8,313
Interest expense and other income (expense), net	(2,137)	(995)	(112)
Loss before provision for income taxes	(1,360,839)	(62,564)	(129,733)
Provision for income taxes	532	410	311
Net loss	$(1,361,371)	$(62,974)	$(130,044)
Adjusted EBITDA (2)	$16,706	$(39,003)	$(92,995)

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$31,758	$83	$372
Research and development	867,191	13,155	19,811
Sales and marketing	239,315	784	6,267
General and administrative	239,517	837	2,354
Total share-based compensation	$1,377,781	$14,859	$28,804
(2)See “Selected Financial Data—Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	31	32	38
Research and development	106	33	44
Sales and marketing	54	34	34
General and administrative	31	10	13
Total costs and expenses	222	110	129
Loss from operations	(122)	(10)	(29)
Interest income	3	2	2
Interest expense and other income (expense), net	—	—	—
Loss before provision for income taxes	(119)	(8)	(27)
Provision for income taxes	—	—	—
Net loss	(119)%	(8)%	(28)%

Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Revenue	$1,142,761	$755,932	51%
Revenue for the year ended December 31, 2019 increased by $386.8 million compared to the year ended December 31, 2018. Revenue based on our estimate of the geographic location of our users increased by 43% in the United States to $1,025.5 million and by 187% internationally to $117.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.
For the year ended December 31, 2019, U.S. revenue growth was driven by a 34% increase in U.S. ARPU supported by a 8% increase in U.S. MAUs, and international revenue growth was driven by a 115% increase in international ARPU supported by a 35% increase in international MAUs. ARPU growth in the U.S. and internationally was driven by higher monetization of both of those user bases largely due to an increase in advertising demand from new and existing advertisers on our platform, which resulted in an increase in the number of advertisements served. The increase in advertising demand resulted in an increase in the price of U.S. advertisements, while the price of international advertisements decreased due to our continued expansion into new countries. However, the impact of pricing changes was not significant in the U.S. or internationally.

Cost of Revenue

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Cost of revenue	$358,903	$241,584	49%
Percentage of revenue	31%	32%
Cost of revenue for the year ended December 31, 2019 increased by $117.3 million compared to the year ended December 31, 2018. The increase was primarily due to higher absolute hosting costs due to user growth and a $31.7 million increase in share-based compensation expense recorded following our IPO.
Research and Development

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Research and development	$1,207,059	$251,662	380%
Percentage of revenue	106%	33%
Research and development for the year ended December 31, 2019 increased by $955.4 million compared to the year ended December 31, 2018. The increase was primarily due to a $854.0 million increase in share-based compensation expense following our IPO and a 23% increase in average headcount, which drove higher personnel and facilities-related expenses.
Sales and Marketing

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Sales and marketing	$611,590	$259,929	135%
Percentage of revenue	54%	34%
Sales and marketing for the year ended December 31, 2019 increased by $351.7 million compared to the year ended December 31, 2018. The increase was primarily due to a $238.5 million increase in share-based compensation expense following our IPO and a 34% increase in average headcount, which drove higher personnel and facilities-related expenses, as well as higher marketing expenses.
General and Administrative

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
General and administrative	$354,075	$77,478	357%
Percentage of revenue	31%	10%
General and administrative for the year ended December 31, 2019 increased by $276.6 million compared to the year ended December 31, 2018. The increase was primarily due to a $238.7 million increase in share-based compensation expense following our IPO and a 24% increase in average headcount, which drove higher personnel and facilities-related expenses.

Other Income (Expense), Net

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Interest income	$30,164	$13,152	129%
Interest expense and other income (expense)	(2,137)	(995)	(115)%
Other income (expense), net	$28,027	$12,157	131%
Other income (expense), net for the year ended December 31, 2019 increased by $15.9 million compared to the year ended December 31, 2018. The increase was primarily due to higher returns on our marketable securities as a result of higher interest rates and higher invested balances following our investment of the proceeds of our IPO.
Provision for Income Taxes

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Provision for income taxes	$532	$410	30%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries.
Net Loss and Adjusted EBITDA

	Year Ended December 31,
	2019	2018	% change

	(in thousands)
Net loss	$(1,361,371)	$(62,974)	(2,062)%
Adjusted EBITDA	$16,706	$(39,003)	143%
Net loss for the year ended December 31, 2019 was $1,361.4 million, as compared to $63.0 million for the year ended December 31, 2018. Adjusted EBITDA was $16.7 million for the year ended December 31, 2019, as compared to $(39.0) million for the year ended December 31, 2018, due to the factors described above. See “Selected Financial Data—Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2019. Our unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical operating data may not be indicative of our future performance.

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019 (1)	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018

	(in thousands, except per share amounts)
Revenue	$399,898	$279,703	$261,249	$201,911	$273,184	$190,197	$161,192	$131,359
Costs and expenses (2):
Cost of revenue	96,274	83,520	105,415	73,694	68,308	63,649	57,974	51,653
Research and development	165,033	167,703	801,879	72,444	66,470	63,541	61,604	60,047
Sales and marketing	127,537	110,740	296,919	76,394	72,285	66,722	65,148	55,774
General and administrative	54,241	51,450	224,179	24,205	22,061	18,716	17,834	18,867
Total costs and expenses	443,085	413,413	1,428,392	246,737	229,124	212,628	202,560	186,341
Income (loss) from operations	(43,187)	(133,710)	(1,167,143)	(44,826)	44,060	(22,431)	(41,368)	(54,982)
Interest income	8,141	9,837	8,127	4,059	3,780	3,547	3,187	2,638
Interest expense and other income (expense), net	(133)	(1,056)	(448)	(500)	(621)	82	(214)	(242)
Income (loss) before provision for income taxes	(35,179)	(124,929)	(1,159,464)	(41,267)	47,219	(18,802)	(38,395)	(52,586)
Provision for (benefit from) income taxes	539	(197)	37	153	203	72	12	123
Net income (loss)	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)	$47,016	$(18,874)	$(38,407)	$(52,709)
Less: Net income allocated to participating securities (3)	—	—	—	—	(47,016)	—	—	—
Net income (loss) attributable to common stockholders	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)	$—	$(18,874)	$(38,407)	$(52,709)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.23)	$(2.62)	$(0.33)	$—	$(0.15)	$(0.30)	$(0.42)
Adjusted EBITDA (4)	$77,308	$3,871	$(26,037)	$(38,436)	$51,682	$(13,426)	$(31,898)	$(45,361)

(1)Upon pricing our IPO, the performance condition for RSUs granted under our 2009 Plan was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the three months ended June 30, 2019, we recorded total share-based compensation expense of $1,134.6 million.
(2)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Cost of revenue	$2,018	$1,568	$28,157	$15	$15	$16	$20	$32
Research and development	73,030	83,539	709,996	626	2,113	3,380	3,608	4,054
Sales and marketing	15,915	21,243	202,128	29	3	188	352	241
General and administrative	21,237	23,938	194,318	24	47	304	(21)	507
Total share-based compensation	$112,200	$130,288	$1,134,599	$694	$2,178	$3,888	$3,959	$4,834

(3)Represents assumed noncumulative dividends on undistributed earnings that, if declared, would have been distributed to holders of our redeemable convertible preferred stock.
(4)The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (Loss)	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)	$47,016	$(18,874)	$(38,407)	$(52,709)
Depreciation and amortization	8,295	7,293	6,507	5,696	5,444	5,117	5,511	4,787
Share-based compensation	112,200	130,288	1,134,599	694	2,178	3,888	3,959	4,834
Interest income	(8,141)	(9,837)	(8,127)	(4,059)	(3,780)	(3,547)	(3,187)	(2,638)
Interest expense and other (income) expense, net	133	1,056	448	500	621	(82)	214	242
Provision for (benefit from) income taxes	539	(197)	37	153	203	72	12	123
Adjusted EBITDA	$77,308	$3,871	$(26,037)	$(38,436)	$51,682	$(13,426)	$(31,898)	$(45,361)
The following table sets forth the components of our unaudited quarterly consolidated statements of operations for each of the periods presented (as a percentage of revenue):

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	24	30	40	36	25	33	36	39
Research and development	41	60	307	36	24	33	38	46
Sales and marketing	32	40	114	38	26	35	40	42
General and administrative	14	18	86	12	8	10	11	14
Total costs and expenses	111	148	547	122	84	112	126	142
Income (loss) from operations	(11)	(48)	(447)	(22)	16	(12)	(26)	(42)
Interest income	2	4	3	2	1	2	2	2
Interest expense and other income (expense), net	—	—	—	—	—	—	—	—
Income (loss) before provision for income taxes	(9)	(45)	(444)	(20)	17	(10)	(24)	(40)
Provision for (benefit from) income taxes	—	—	—	—	—	—	—	—
Net Income (loss)	(9)%	(45)%	(444)%	(21)%	17%	(10)%	(24)%	(40)%

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2019, we had $1,713.3 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2019, $21.7 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of December 31, 2019.
On April 23, 2019, we closed our IPO in which we issued and sold 75,000,000 shares of Class A common stock at $19.00 per share. We received net proceeds of $1,368.0 million after deducting underwriting discounts and commissions and before deducting offering costs of $9.8 million. We utilized a portion of the net proceeds from this offering to pay approximately $302.7 million to satisfy the tax withholding and remittance obligations related to the settlement of RSUs.
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
For the years ended December 31, 2019, 2018 and 2017, our net cash flows were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$657	$(60,369)	$(102,913)
Investing activities	$(586,501)	$114,063	$(57,250)
Financing activities	$1,128,198	$(2,216)	$150,264

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $61.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $700.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased purchases of marketable securities and less proceeds from maturities of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds from our IPO, tax withholdings on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities increased by $1,130.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to net proceeds from our IPO, offset by tax withholdings on release of RSUs.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases	$276,757	$56,807	$83,245	$26,895	$109,810
Purchase commitments	171,316	—	—	171,316	—
Total	$448,073	$56,807	$83,245	$198,211	$109,810
In May 2017, we amended the enterprise agreement governing our use of services from AWS with an addendum. Under the agreement, as amended by the addendum, we agreed that a substantial majority of our monthly usage of certain compute, storage, data transfer and other services must be provided under the addendum, and we are required to purchase at least $750.0 million of cloud services, which we primarily use for compute, storage and data transfer services, from AWS through July 2023. If we fail to meet the contractual commitment, we are required to pay the difference, except in limited circumstances, such as termination due to acquisition of us by another cloud services provider (which would result in an obligation to pay liquidated damages under the addendum), but we are not otherwise subject to annual purchase commitments during the remainder of the six-year term of the addendum. The addendum restricts our ability to terminate the agreement until the minimum spend commitment is satisfied, other than termination only under certain additional conditions (such as the other party’s material breach or acquisition of us by another cloud services provider). As of December 31, 2019, the remaining contractual commitment was $171.3 million, which we expect to meet during the term of the addendum primarily through our use of AWS cloud services.
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. The estimated commencement and expiration dates are in 2022 and 2033, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total non-cancelable minimum lease payments of approximately $420.0 million, which is excluded from the table above, if these contingencies are met, and we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. We refer to such estimates and judgments, discussed further below, as critical accounting policies and estimates.
Refer to Note 1 to our consolidated financial statements for further information on our other significant accounting policies.
Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis, views an ad contracted on a CPM basis or views a video ad contracted on a CPV basis. We typically bill customers on a CPC, CPM or CPV basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
We occasionally offer customers free ad inventory and revenue is recognized only after satisfying our contractual performance obligations. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click, impression or view, and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
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
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
Recent Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements for recent accounting pronouncements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017.
Interest Rate Risk
As of December 31, 2019, we held cash, cash equivalents and marketable securities of $1,713.3 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $5.8 million and $3.2 million as of December 31, 2019 and 2018, respectively.

Item 8. Financial Statements and Supplementary Data
PINTEREST, INC.
The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, CA
February 6, 2020

PINTEREST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$649,666	$122,509
Marketable securities	1,063,679	505,304
Accounts receivable, net of allowances of $2,851 and $3,097 as of December 31, 2019 and 2018, respectively	316,367	221,932
Prepaid expenses and other current assets	37,522	39,607
Total current assets	2,067,234	889,352
Property and equipment, net	91,992	81,512
Operating lease right-of-use assets	188,251	145,203
Goodwill and intangible assets, net	14,576	14,071
Restricted cash	25,339	11,724
Other assets	5,925	10,869
Total assets	$2,393,317	$1,152,731
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,334	$22,169
Accrued expenses and other current liabilities	141,823	86,258
Total current liabilities	176,157	108,427
Operating lease liabilities	173,392	151,395
Other liabilities	20,063	22,073
Total liabilities	369,612	281,895

Commitments and contingencies

Redeemable convertible preferred stock, $0.00001 par value; no shares authorized, issued or outstanding as of December 31, 2019; 928,676 shares authorized, 308,373 shares issued and outstanding as of December 31, 2018; aggregate liquidation preference of $1,466,902 as of December 31, 2018	—	1,465,399

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, no shares authorized, issued or outstanding as of December 31, 2019; 1,932,500 shares authorized, 127,298 shares issued and outstanding as of December 31, 2018	—	1
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 360,850 shares issued and outstanding as of December 31, 2019; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 209,054 shares issued and outstanding as of December 31, 2019; no shares authorized, issued or outstanding as of December 31, 2018 for either class	6	—
Additional paid-in capital	4,229,778	252,212
Accumulated other comprehensive income (loss)	647	(1,421)
Accumulated deficit	(2,206,726)	(845,355)
Total stockholders’ equity (deficit)	2,023,705	(594,563)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,393,317	$1,152,731

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,142,761	$755,932	$472,852
Costs and expenses:
Cost of revenue	358,903	241,584	178,664
Research and development	1,207,059	251,662	207,973
Sales and marketing	611,590	259,929	162,514
General and administrative	354,075	77,478	61,635
Total costs and expenses	2,531,627	830,653	610,786
Loss from operations	(1,388,866)	(74,721)	(137,934)
Interest income	30,164	13,152	8,313
Interest expense and other income (expense), net	(2,137)	(995)	(112)
Loss before provision for income taxes	(1,360,839)	(62,564)	(129,733)
Provision for income taxes	532	410	311
Net loss	$(1,361,371)	$(62,974)	$(130,044)
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(0.50)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	420,473	127,091	126,562

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(1,361,371)	$(62,974)	$(130,044)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	2,057	(443)	(302)
Change in foreign currency translation adjustment	11	(212)	79
Comprehensive loss	$(1,359,303)	$(63,629)	$(130,267)

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	301,408	$1,315,615	126,433	$1	$204,530	$(543)	$(652,274)	$(448,286)
Cumulative effect of adoption of ASC 842	—	—	—	—	—	—	(63)	(63)
Issuance of Series H redeemable convertible preferred stock for cash of $150,000 at $21.537276 per share, net of issuance costs of $216	6,965	149,784	—	—	—	—	—	—
Issuance of common stock related to acquisitions, net	—	—	30	—	1,239	—	—	1,239
Issuance of common stock related to purchase of intangible assets	—	—	93	—	1,227	—	—	1,227
Issuance of common stock for cash upon exercise of stock options, net	—	—	215	—	551	—	—	551
Vesting of early exercised stock options	—	—	—	—	331	—	—	331
Share-based compensation	—	—	—	—	28,804	—	—	28,804
Other comprehensive loss	—	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	—	—	(130,044)	(130,044)
Balance as of December 31, 2017	308,373	$1,465,399	126,771	$1	$236,682	$(766)	$(782,381)	$(546,464)
Issuance of common stock for cash upon exercise of stock options, net	—	—	527	—	671	—	—	671
Share-based compensation	—	—	—	—	14,859	—	—	14,859
Other comprehensive loss	—	—	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	—	—	(62,974)	(62,974)
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	28,084	1	—	—	—	1
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(475,015)	—	—	(475,015)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	19,650	—	41,344	—	—	41,344
Share-based compensation	—	—	—	—	1,377,781	—	—	1,377,781
Other comprehensive income	—	—	—	—	—	2,068	—	2,068
Net loss	—	—	—	—	—	—	(1,361,371)	(1,361,371)
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(1,361,371)	$(62,974)	$(130,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,791	20,859	16,135
Share-based compensation	1,377,781	14,859	28,804
Other	(3,990)	1,027	653
Changes in assets and liabilities:
Accounts receivable	(94,224)	(86,094)	(47,833)
Prepaid expenses and other assets	7,161	18,142	(1,345)
Operating lease right-of-use assets	32,378	18,492	8,611
Accounts payable	11,636	6,533	11,969
Accrued expenses and other liabilities	31,890	26,336	20,596
Operating lease liabilities	(28,395)	(17,549)	(10,459)
Net cash provided by (used in) operating activities	657	(60,369)	(102,913)
Investing activities
Purchases of property and equipment and intangible assets	(33,783)	(22,194)	(41,192)
Purchases of marketable securities	(1,075,875)	(518,711)	(515,165)
Sales of marketable securities	162,198	94,381	199,600
Maturities of marketable securities	360,959	561,087	298,512
Other investing activities	—	(500)	995
Net cash provided by (used in) investing activities	(586,501)	114,063	(57,250)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	149,784
Proceeds from initial public offering, net of underwriters' discounts and commissions	1,573,200	—	—
Proceeds from exercise of stock options, net	41,344	671	480
Shares repurchased for tax withholdings on release of restricted stock units	(475,015)	—	—
Fees paid for revolving credit facility	—	(2,552)	—
Payment of deferred offering costs and other financing activities	(11,331)	(335)	—
Net cash provided by (used in) financing activities	1,128,198	(2,216)	150,264
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	99	(157)	145
Net increase in cash, cash equivalents, and restricted cash	542,453	51,321	(9,754)
Cash, cash equivalents, and restricted cash, beginning of period	135,290	83,969	93,723
Cash, cash equivalents, and restricted cash, end of period	$677,743	$135,290	$83,969

Supplemental cash flow information
Accrued property and equipment	$4,772	$1,884	$9,659
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$76,387	$11,416	$101,307

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$649,666	$122,509	$71,468
Restricted cash included in prepaid expenses and other current assets	2,738	1,057	851
Restricted cash	25,339	11,724	11,650
Total cash, cash equivalents, and restricted cash	$677,743	$135,290	$83,969

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Pinterest was incorporated in Delaware in 2008 and is headquartered in San Francisco, California. Pinterest is a visual discovery engine that people around the globe use to find the inspiration to create a life they love. We generate revenue by delivering ads on our website and mobile application.
Basis of Presentation and Consolidation
We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the accounts of Pinterest, Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
Reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation.
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
Upon pricing our IPO, the performance condition for restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the years ended December 31, 2019, 2018 and 2017, we recorded total share-based compensation expense of $1,377.8 million, $14.9 million and $28.8 million, respectively.
Stock Split
On March 28, 2019, we effected a 1-for-3 reverse split of our capital stock. We have adjusted all share and per share amounts in the accompanying consolidated financial statements and notes to reflect the reverse stock split.
Use of Estimates
Preparing our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, common stock prior to our IPO, share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click (“CPC”) basis, views an ad contracted on a cost per thousand impressions (“CPM”) basis or views a video ad contracted on a cost per view ("CPV") basis. We typically bill customers on a CPC, CPM or CPV basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
We occasionally offer customers free ad inventory and revenue is recognized only after satisfying our contractual performance obligations. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click, impression or view and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
We record sales commissions in sales and marketing expense as incurred because we would amortize these over a period of less than one year.
Deferred revenue was not material as of December 31, 2019 and 2018.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the delivery of our service, including the cost of hosting our website and mobile application. Cost of revenue also includes personnel-related expense, including salaries, benefits and share-based compensation, for employees on our operations teams, payments associated with partner arrangements, credit card and other transaction processing fees, and allocated facilities and other supporting overhead costs.
Share-Based Compensation
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
We measure RSUs based on the fair market value of our common stock on the grant date, and we account for forfeitures as they occur.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce deferred tax assets to the amounts we believe it is more likely than not we will be able to realize. We recognize tax benefits from uncertain tax positions when we believe it is more likely than not that the tax position is sustainable on examination by tax authorities based on its technical merits. We recognize taxes on Global Intangible Low-Taxed Income ("GILTI") as a current period expense when incurred.
Advertising Expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $55.0 million, $19.2 million and $13.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Marketable Securities
We invest in highly liquid corporate debt securities, U.S. treasury securities, asset-backed securities, U.S. government agency securities, money market funds and certificates of deposit. We classify marketable investments with stated maturities of ninety days or less from the date of purchase as cash equivalents and those with stated maturities greater than ninety days from the date of purchase as marketable securities.
We classify our marketable securities as available-for-sale investments in our current assets because they are available for use to support current operations. We carry our marketable investments at fair value and record unrealized gains or losses, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). We determine realized gains and losses on the sale of marketable investments using a specific identification method and record these and any other-than-temporary impairments in interest expense and other income (expense), net.
Restricted Cash
Our restricted cash primarily consists of certificates of deposit underlying secured letters of credit issued in connection with our operating leases. Restrictions typically lapse at the end of the lease term, and we classify restricted cash as current or non-current based on the remaining term of the restriction.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
We account for certain assets and liabilities at fair value, which is the amount we believe market participants would receive to sell an asset or pay to transfer a liability in an orderly transaction. We categorize these assets and liabilities into the three levels below based on the degree to which the inputs we use to measure their fair values are observable in active markets. We use the most observable inputs available to us when measuring fair value.
•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
•Level 2: Observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or inputs that are derived principally from or corroborated by observable market data or other means
•Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities
Accounts Receivable and Allowances for Doubtful Accounts and Sales Credits
We record accounts receivable at the original invoiced amount. We maintain an allowance for doubtful accounts for any receivables we may be unable to collect. We estimate uncollectible receivables based on our receivables’ age, our customers’ credit quality and current economic conditions, among other factors that may affect our customers’ ability to pay. We also maintain an allowance for sales credits, which we determine based on historical credits issued to customers. We include the allowances for doubtful accounts and sales credits in accounts receivable, net in the consolidated balance sheets.
Property and Equipment
We carry property and equipment at cost less accumulated depreciation and calculate depreciation using the straight-line method over our assets’ estimated useful lives, which are generally:

Property and Equipment	Useful Life
Computer and network equipment	3 years
Furniture and fixtures	4 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Business Combinations
We include the results of operations of businesses that we acquire in our consolidated financial statements beginning on their respective acquisition dates. We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. When the fair value of the purchase consideration exceeds the fair values of the identifiable assets and liabilities acquired, we record the excess as goodwill.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets, Including Goodwill and Intangible Assets
We record definite-lived intangible assets at fair value less accumulated amortization. We calculate amortization using the straight-line method over the assets’ estimated useful lives of up to ten years.
We review our property and equipment and intangible assets for impairment whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. We measure recoverability by comparing an asset’s carrying value to the future undiscounted cash flows that we expect it to generate. If this test indicates that the asset’s carrying value is not recoverable, we record an impairment charge to reduce the asset’s carrying value to its fair value. We did not record material property and equipment or intangible asset impairments during the periods presented.
We review goodwill for impairment at least annually or more frequently if current circumstances or events indicate that the fair value of our single reporting unit may be less than its carrying value. We did not record any goodwill impairment during the periods presented.
Website Development Costs
We capitalize costs to develop our website and mobile application when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Due to the iterative process by which we perform upgrades and the relatively short duration of our development projects, development costs meeting our capitalization criteria were not material during the periods presented.
Loss Contingencies
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a liability for these when we believe it is probable that we have incurred a loss and can reasonably estimate the loss. We regularly evaluate current information to determine whether we should adjust a recorded liability or record a new one.
Foreign Currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity (deficit). We record foreign exchange gains and losses in interest expense and other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
Concentration of Business Risk
We have an agreement with Amazon Web Services (“AWS”) to provide the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We are currently required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. Any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense.
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, marketable securities and restricted cash. Our investment policy is meant to preserve capital and maintain liquidity. The policy limits our marketable investments to investment-grade securities and limits our credit exposure by limiting our concentration in any one corporate issuer or sector and by establishing a minimum credit rating for marketable investments we purchase. Although we deposit cash and marketable investments with multiple financial institutions, our deposits may exceed insurable limits.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
One customer accounted for 10% of our revenue for the year ended December 31, 2019 and another accounted for 10% of our revenue for the year ended December 31, 2017. No customer accounted for more than 10% of our revenue for the year ended December 31, 2018.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 and do not expect adoption to materially affect our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will be effective for us beginning January 1, 2021, and early adoption is permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$323,194	$—	$—	$323,194
Money market funds	214,413	—	—	214,413
Commercial paper	105,359	1	(6)	105,354
Corporate bonds	3,792	—	(1)	3,791
Certificates of deposit	2,914	—	—	2,914
Total cash and cash equivalents	649,672	1	(7)	649,666
Marketable securities:
Corporate bonds	449,496	981	(44)	450,433
U.S. treasury securities	201,561	88	(9)	201,640
Commercial paper	196,304	31	(7)	196,328
Asset-backed securities	114,425	188	(14)	114,599
Certificates of deposit	100,647	38	(6)	100,679
Total marketable securities	1,062,433	1,326	(80)	1,063,679
Total	$1,712,105	$1,327	$(87)	$1,713,345

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$48,238	$—	$—	$48,238
Money market funds	785	—	—	785
Commercial paper	73,492	—	(6)	73,486
Total cash and cash equivalents	122,515	—	(6)	122,509
Marketable securities:
Corporate bonds	204,826	115	(771)	204,170
U.S. treasury securities	36,003	—	(82)	35,921
Commercial paper	90,207	4	(15)	90,196
Asset-backed securities	107,382	6	(730)	106,658
Certificates of deposit	68,343	26	(10)	68,359
Total marketable securities	506,761	151	(1,608)	505,304
Total	$629,276	$151	$(1,614)	$627,813

Gross unrealized losses for marketable securities that had been in an unrealized loss position for greater than 12 consecutive months were not material as of December 31, 2019 and 2018. We evaluated all available evidence and concluded that our marketable securities are not other than temporarily impaired as of December 31, 2019 and 2018.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2019
Due in one year or less	$768,347
Due after one to five years	295,332
Total	$1,063,679
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$214,413	$—	$—	$214,413
Commercial paper	—	105,354	—	105,354
Corporate bonds	—	3,791	—	3,791
Certificates of deposit	—	2,914	—	2,914
Marketable securities:
Corporate bonds	—	450,433	—	450,433
U.S. treasury securities	201,640	—	—	201,640
Commercial paper	—	196,328	—	196,328
Asset-backed securities	—	114,599	—	114,599
Certificates of deposit	—	100,679	—	100,679
Prepaid expenses and other current assets:
Certificates of deposit	—	2,738	—	2,738
Restricted cash:
Certificates of deposit	$—	$25,339	$—	$25,339

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$785	$—	$—	$785
Commercial paper	—	73,486	—	73,486
Marketable securities:
Corporate bonds	—	204,170	—	204,170
U.S. treasury securities	35,921	—	—	35,921
Commercial paper	—	90,196	—	90,196
Asset-backed securities	—	106,658	—	106,658
Certificates of deposit	—	68,359	—	68,359
Prepaid expenses and other current assets:
Certificates of deposit	—	1,057	—	1,057
Restricted cash:
Certificates of deposit	—	11,724	—	11,724
Other liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$4,934	$4,934

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We record changes in the fair value of our redeemable convertible preferred stock warrants in interest expense and other income (expense), net. These amounts were not material for the years ended December 31, 2019, 2018 and 2017.
4. Other Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$109,807	$93,843
Furniture and fixtures	22,353	18,529
Computer and network equipment	22,963	19,606
Total property and equipment	155,123	131,978
Less: accumulated depreciation	(73,270)	(51,249)
Construction in progress	10,139	783
Property and equipment, net	$91,992	$81,512
Depreciation expense was $26.3 million, $20.1 million and $14.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2019	2018
Accrued hosting expenses	$27,322	$19,288
Accrued compensation	26,574	18,192
Operating lease liabilities	46,527	20,538
Other accrued expenses	41,400	28,240
Accrued expenses and other current liabilities	$141,823	$86,258

5. Goodwill and Intangible Assets, Net
Goodwill was unchanged during the years ended December 31, 2019 and 2018.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net consists of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$9,037	$(1,370)	$7,667	9.1 years
Acquired technology and other intangibles	4,385	(4,381)	4	1.5 years
Total intangible assets, net	$13,422	$(5,751)	$7,671

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$7,038	$(465)	$6,573	9.4 years
Acquired technology and other intangibles	4,385	(3,792)	593	1.5 years
Total intangible assets, net	$11,423	$(4,257)	$7,166

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $1.5 million, $0.7 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization expense as of December 31, 2019, is as follows (in thousands):

Intangible Asset Amortization
2020	$1,013
2021	1,009
2022	1,009
2023	1,009
2024	1,009
Thereafter	2,622
Total	$7,671

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Commitments and Contingencies
As of December 31, 2019, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2020	$—	$56,807	$56,807
2021	—	47,623	47,623
2022	—	35,622	35,622
2023	171,316	14,953	186,269
2024	—	11,942	11,942
Thereafter	—	109,810	109,810
Total	$171,316	$276,757	$448,073
Purchase Commitments
In May 2017, we amended the enterprise agreement governing our use of cloud computing infrastructure provided by AWS with an addendum. Under the agreement, as amended by the addendum, we are currently required to purchase at least $750.0 million (the contract commitment) of cloud services from AWS through July 2023 and were required to purchase at least $125.0 million (the initial commitment) of the contract commitment through June 2018. Except in limited circumstances, such as termination due to acquisition of us by another cloud services provider (which would result in an obligation to pay liquidated damages under the addendum, we are required to pay the difference if we fail to meet either commitment, but we are not otherwise subject to annual purchase commitments during the remainder of the six-year term of the addendum. As of December 31, 2019, we have fulfilled our initial commitment and our remaining contract commitment is $171.3 million. We expect to meet our remaining commitment.
Operating Leases
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. The estimated commencement and expiration dates are in 2022 and 2033, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total non-cancelable minimum lease payments of approximately $420.0 million, which is excluded from the table above, if these contingencies are met, and if the lease commences we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.
Legal Matters
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. While the results of legal matters are inherently uncertain, we do not believe the ultimate resolution of these matters, either individually or in aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.
Revolving Credit Facility
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2019. We have not issued any letters of credit against the revolving credit facility and are in compliance with all covenants under the revolving credit facility as of December 31, 2019.
Letters of Credit
We had $25.5 million and $10.6 million of secured letters of credit outstanding as of December 31, 2019 and 2018, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our consolidated balance sheets based on the term of the remaining restriction.
7. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2033. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Lease cost:
Operating lease cost	$40,257	$27,469	$16,632
Short-term lease cost	3,456	2,765	2,739
Total	$43,713	$30,234	$19,371
The weighted-average remaining term of our operating leases was 8.1 years and 10.7 years and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 4.6% and 5.1% as of December 31, 2019 and 2018, respectively.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2019, are as follows (in thousands):

Operating Leases
2020	$55,700
2021	47,623
2022	35,622
2023	14,953
2024	11,942
Thereafter	109,810
Total lease payments	275,650
Less imputed interest	(55,730)
Total operating lease liabilities	$219,920
Cash payments included in the measurement of our operating lease liabilities were $38.4 million, $26.2 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019, we have $420.0 million of undiscounted future payments under an operating lease that has not yet commenced, which are excluded from the table above. See Note 6 for additional information. As of December 31, 2019, we have not entered into any other material leases that have not yet commenced.
8. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, restricted stock and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2019.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, restricted stock, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 89,911,091 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2019.
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
Stock Option Activity
Stock option activity during the year ended December 31, 2019, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2018	76,635	$2.22	4.5	$1,285,338
Exercised	(19,650)	2.10
Forfeited	(19)	4.06
Outstanding as of December 31, 2019	56,966	$2.25	3.5	$933,299
Exercisable as of December 31, 2019	56,943	$2.26	3.5	$932,968

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.

The total grant-date fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017, was $2.2 million, $18.6 million and $37.1 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017, was $425.1 million, $5.9 million and $3.7 million, respectively.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Activity
RSU activity during the year ended December 31, 2019, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	77,882	$17.79
Granted	36,526	20.91
Released	(50,161)	17.53
Forfeited	(7,456)	16.55
Outstanding as of December 31, 2019	56,791	$20.19
Share-Based Compensation
Share-based compensation expense during the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$31,758	$83	$372
Research and development	867,191	13,155	19,811
Sales and marketing	239,315	784	6,267
General and administrative	239,517	837	2,354
Total share-based compensation	$1,377,781	$14,859	$28,804
As of December 31, 2019, we had $635.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.2 years.
9. Redeemable Convertible Preferred Stock
Immediately prior to the completion of our IPO, all shares of our outstanding redeemable convertible preferred stock converted into 308,372,983 shares of Class B common stock on a one-for-one basis. There were no shares of redeemable convertible preferred stock issued and outstanding as of December 31, 2019.
Prior to the completion of our IPO, the holders of our redeemable convertible preferred stock had the following preferences and privileges:
Dividends
The holders of Seed 1, Seed 2, Series A-1, Series A-2, Series B, Series C, Series D, Series E, Series F, Series G and Series H redeemable convertible preferred stock were entitled to receive non-cumulative dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock at the rate of $0.00096, $0.00216, $0.00924, $0.01356, $0.057408, $0.373368, $0.518838, $0.6974736, $0.8152884, $1.7229822 and $1.7229822 per share (as adjusted for stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like) per annum on each outstanding share, when, as, and if declared by the board of directors. We have never declared or paid a dividend.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liquidation Preferences
In the event of any deemed liquidation event or a voluntary or involuntary liquidation, dissolution, or winding up of Pinterest, the holders of each series of redeemable convertible preferred stock then outstanding would have been entitled to be paid out our assets available for distribution to stockholders, before any payment made to the holders of common stock, an amount per share equal to the greater of (a) the original issue price for such series of redeemable convertible preferred stock, plus any dividends declared but unpaid thereon, or (b) such amount per share as would have been payable had such shares of redeemable convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, or winding up of Pinterest. The original purchase price of Seed 1, Seed 2, Series A-1, Series A-2, Series B, Series C, Series D, Series E, Series F, Series G and Series H redeemable convertible preferred stock was $0.012, $0.02724, $0.11568, $0.169968, $0.7175796, $4.667136, $6.48546, $8.71842, $10.191108, $21.537276 and $21.537276 per share (as adjusted for stock splits, stock dividends, combinations, subdivisions, recapitalizations, or the like).
Unless the holders of our redeemable convertible preferred stock elected otherwise, a deemed liquidation would have occurred if Pinterest was merged or consolidated into another company in which the stockholders of Pinterest owned less than a majority of the voting stock of the surviving company, or if substantially all of our assets were sold, transferred, leased or exclusively licensed.
If, upon any such liquidation, dissolution, or winding up of Pinterest, our assets available for distribution to stockholders had been insufficient to pay the holders of shares of redeemable convertible preferred stock the full amount to which they were entitled, the holders of shares of redeemable convertible preferred stock would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would have otherwise been payable in respect of the shares held by them upon such distribution if all amounts payable on the shares were paid in full.
10. Net Loss Per Share Attributable to Common Stockholders
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
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019		2018	2017
	Class A	Class B	Common	Common
Numerator:
Net loss attributable to common stockholders	$(459,412)	$(901,959)	$(62,974)	$(130,044)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	141,894	278,579	127,091	126,562
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(3.24)	$(0.50)	$(1.03)

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Redeemable convertible preferred stock	95,469	308,373	305,409
Outstanding stock options	72,999	76,911	78,830
Unvested restricted stock units	69,800	68,795	48,238
Redeemable convertible preferred stock warrants	77	158	—
Common stock warrants	—	96	167
Shares subject to repurchase	—	—	40
Total	238,345	454,333	432,684

11. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(1,266,677)	$(31,641)	$(90,906)
Foreign	(94,162)	(30,923)	(38,827)
Loss before provision for income taxes	$(1,360,839)	$(62,564)	$(129,733)
Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,677	500	390
Total current tax expense	1,677	500	390
Deferred:
Federal	(555)	4	(23)
State	(76)	4	4
Foreign	(514)	(98)	(60)
Total deferred tax expense (benefit)	(1,145)	(90)	(79)
Provision for income taxes	$532	$410	$311
The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	$(285,776)	$(13,138)	$(44,109)
State income taxes, net of benefit	(77)	4	4
Foreign losses not benefited	20,932	6,891	13,518
Permanent book/tax differences	2,453	1,967	127
Share-based compensation	(84,366)	(864)	646
Change in valuation allowance	422,315	15,952	(50,017)
U.S corporate tax rate reduction	—	—	86,063
Tax credits	(74,399)	(10,460)	(5,923)
Other	(550)	58	2
Provision for income taxes	$532	$410	$311
Due to our history of net operating losses and the full valuation allowance against our deferred tax assets, our provision for income taxes primarily relates to foreign taxes for the periods presented.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$416,709	$120,456
Research tax credits	167,489	53,459
Reserves, accruals, and other	15,960	5,379
Lease obligation	52,734	41,808
Share-based compensation	133,067	36,397
Total deferred tax assets	785,959	257,499
Less: valuation allowance	(737,003)	(216,866)
Deferred tax assets, net of valuation allowance	48,956	40,633
Deferred tax liabilities:
Depreciation and amortization	(46,398)	(38,417)
Prepaid expenses	(1,862)	(2,031)
Total deferred tax liabilities	(48,260)	(40,448)
Net deferred tax assets	$696	$185
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduced the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to our federal deferred tax assets of $86.1 million, which was fully offset by a reduction in our valuation allowance for the year ended December 31, 2017.
In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to an Irish subsidiary where our international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in foreign deferred tax assets. As of December 31, 2019, we believe it is more likely than not that these additional foreign deferred tax assets will not be realized and, therefore, are offset by a full valuation allowance.
Due to our history of losses we believe it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2019. Accordingly, we have established a full valuation allowance on our U.S. deferred tax assets. Our valuation allowance increased by $520.1 million and $25.3 million during the years ended December 31, 2019 and 2018, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019, we had federal, California and other state net operating loss carryforwards of $1,880.8 million, $245.2 million and $599.7 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of December 31, 2019, we had federal and California research and development credit carryforwards of $151.4 million and $111.3 million, respectively. If not utilized, our federal carryforwards will begin to expire in 2030. Our California carryforwards do not expire.
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2017	$30,167
Increases for tax positions of current year	8,383
Balance as of December 31, 2018	$38,550
Decreases for tax positions of prior years	(50)
Increases for tax positions of current year	90,685
Balance as of December 31, 2019	$129,185
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit. On November 12th, the Ninth Circuit Court denied Altera’s request for rehearing. Altera may subsequently appeal to the Supreme Court. We will continue to monitor future developments and their potential effects on our consolidated financial statements.
Recognizing the $129.2 million of gross unrecognized tax benefits we had as of December 31, 2019 would not affect our effective tax rate as their recognition would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2019 and 2018.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2014 and forward.
We have not recognized deferred taxes for the difference between the financial reporting basis and the tax basis of our investment in our foreign subsidiaries because we have the ability and intent to maintain our investments for the foreseeable future.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$1,010,186	$697,170	$443,842
International(1)	132,575	58,762	29,010
Total revenue	$1,142,761	$755,932	$472,852

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2019	2018
United States	$266,763	$222,188
International(1)	13,480	4,527
Total property and equipment, net and operating lease right-of-use assets	$280,243	$226,715

(1) No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections titled “Proposal 1 - Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days for the year ended December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the section titled “Proposal 3 – Advisory Vote on Say-on-Pay Frequency” that will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days for the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section titled “Other Matters” that will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days for the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days for the year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the sections titled “Proposal 2 – Ratification of Selection of Independent Auditor” that will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days for the year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Amended and Restated Bylaws of the Company.	8-K	001-38872	3.3	April 23, 2019
4.1	Amended and Restated Investor Rights Agreement among the Company and certain holders of its capital stock, dated as of June 2, 2017.	S-1	333-230458	4.2	March 22, 2019
4.2	Description of our Common Stock.	10-K				X
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement.	S-1/A	333-230458	10.14	April 8, 2019
10.3	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of November 15, 2018.	S-1	333-230458	10.2	March 22, 2019
10.4+	Employment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of July 14, 2009.	S-1/A	333-230458	10.3	March 29, 2019
10.5+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.6+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Todd Morgenfeld, dated as of September 19, 2016.	S-1/A	333-230458	10.5	March 29, 2019
10.7+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Lawrence Ripsher, dated as of April 11, 2017.	S-1/A	333-230458	10.6	March 29, 2019
10.8+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.9+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019

10.10+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-1	333-230458	10.9	March 22, 2019
10.11+	Acceleration Addendum to Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Agreement by and between the Company and Todd Morgenfeld, dated as of December 20, 2017.	S-1	333-230458	10.10	March 22, 2019
10.12+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.13+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.14+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K				X
10.15+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K				X
10.16+	Non-Employee Director Compensation Policy.	S-1/A	333-230458	10.13	April 8, 2019
10.17+	Form of Executive Severance & Change in Control Agreement.	S-1/A	333-230458	10.14	April 8, 2019
10.18+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
21.1	List of Subsidiaries of Pinterest, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 6, 2020	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
The undersigned directors and officers of Pinterest, Inc. hereby constitute and appoint Benjamin Silbermann, Todd Morgenfeld and Christine Flores, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Registration Statement and any or all amendments, including post-effective amendments to the Registration Statement, including a prospectus or an amended prospectus therein and any Registration Statement for the same offering that is to be effective upon filing pursuant to Rule 462 under the Securities Act, and to file the same, with all exhibits thereto, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Silbermann	Chairman, Co-Founder, President and Chief Executive Officer (Principal Executive Officer)	February 6, 2020
Benjamin Silbermann

/s/ Jeffrey Jordan	Director	February 6, 2020
Jeffrey Jordan

/s/ Leslie J. Kilgore	Director	February 6, 2020
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 6, 2020
Jeremy S. Levine

/s/ Evan Sharp	Director	February 6, 2020
Evan Sharp

Name	Title	Date

/s/ Michelle Wilson	Director	February 6, 2020
Michelle Wilson

/s/ Fredric G. Reynolds	Director	February 6, 2020
Fredric G. Reynolds

/s/ Todd Morgenfeld	Chief Financial Officer (Principal Financial Officer)	February 6, 2020
Todd Morgenfeld

/s/ Tse Li (Lily) Yang	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2020
Tse Li (Lily) Yang