Form 10-Q
period 2020-03-31
PINTEREST, INC.
filed 2020-05-06
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 30, 2020, there were 403,489,955 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 182,966,393 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans”, “targets”, “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•uncertainty regarding the duration and scope of the coronavirus referred to as the COVID-19 pandemic;
•actions governments and businesses take in response to the pandemic, including actions that could affect levels of advertising activity;
•the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity;
•the pace of recovery when the COVID-19 pandemic subsides;
•general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;
•the scope and impact of the COVID-19 pandemic on our planned investments, operations, expenses, revenue, cash flow, liquidity and users;
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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. We present MAUs based on the number of MAUs measured on the last day of the current period. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average between the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$740,833	$649,666
Marketable securities	995,875	1,063,679
Accounts receivable, net of allowances of $5,889 and $2,851 as of March 31, 2020 and December 31, 2019, respectively	212,215	316,367
Prepaid expenses and other current assets	32,565	37,522
Total current assets	1,981,488	2,067,234
Property and equipment, net	90,357	91,992
Operating lease right-of-use assets	172,927	188,251
Goodwill and intangible assets, net	14,319	14,576
Restricted cash	23,791	25,339
Other assets	5,730	5,925
Total assets	$2,288,612	$2,393,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,749	$34,334
Accrued expenses and other current liabilities	133,050	141,823
Total current liabilities	170,799	176,157
Operating lease liabilities	158,298	173,392
Other liabilities	21,035	20,063
Total liabilities	350,132	369,612

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 398,929 and 360,850 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 182,911 and 209,054 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	4,288,603	4,229,778
Accumulated other comprehensive income (loss)	(2,207)	647
Accumulated deficit	(2,347,922)	(2,206,726)
Total stockholders’ equity	1,938,480	2,023,705
Total liabilities and stockholders’ equity	$2,288,612	$2,393,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$271,940	$201,911
Costs and expenses:
Cost of revenue	99,232	73,694
Research and development	145,704	72,444
Sales and marketing	117,027	76,394
General and administrative	56,067	24,205
Total costs and expenses	418,030	246,737
Loss from operations	(146,090)	(44,826)
Interest income	7,151	4,059
Interest expense and other income (expense), net	(2,077)	(500)
Loss before provision for income taxes	(141,016)	(41,267)
Provision for income taxes	180	153
Net loss	$(141,196)	$(41,420)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	576,302	127,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(141,196)	$(41,420)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(2,535)	1,189
Change in foreign currency translation adjustment	(319)	1
Comprehensive loss	$(144,050)	$(40,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	—	—	2,913	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(44,090)	—	—	(44,090)
Issuance of common stock for cash upon exercise of stock options, net	—	—	8,923	—	20,347	—	—	20,347
Issuance of common stock related to charitable contributions	—	—	100	—	1,544	—	—	1,544
Share-based compensation	—	—	—	—	81,024	—	—	81,024
Other comprehensive loss	—	—	—	—	—	(2,854)	—	(2,854)
Net loss	—	—	—	—	—	—	(141,196)	(141,196)
Balance as of March 31, 2020	—	$—	581,840	$6	$4,288,603	$(2,207)	$(2,347,922)	$1,938,480

	Three Months Ended March 31, 2019

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Issuance of common stock for cash upon exercise of stock options, net	—	—	73	—	110	—	—	110
Share-based compensation	—	—	—	—	694	—	—	694
Other comprehensive income	—	—	—	—	—	1,190	—	1,190
Net loss	—	—	—	—	—	—	(41,420)	(41,420)
Balance as of March 31, 2019	308,373	$1,465,399	127,371	$1	$253,016	$(231)	$(886,775)	$(633,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(141,196)	$(41,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,746	5,696
Share-based compensation	81,024	694
Other	2,719	(993)
Changes in assets and liabilities:
Accounts receivable	100,991	61,329
Prepaid expenses and other assets	6,624	510
Operating lease right-of-use assets	10,879	6,427
Accounts payable	2,613	7,481
Accrued expenses and other liabilities	(4,905)	(2,024)
Operating lease liabilities	(13,205)	(4,578)
Net cash provided by operating activities	57,290	33,122
Investing activities
Purchases of property and equipment and intangible assets	(7,005)	(3,706)
Purchases of marketable securities	(257,593)	(113,952)
Sales of marketable securities	72,043	28,953
Maturities of marketable securities	250,074	84,883
Other investing activities	316	—
Net cash provided by (used in) investing activities	57,835	(3,822)
Financing activities
Proceeds from exercise of stock options, net	20,347	110
Shares repurchased for tax withholdings on release of restricted stock units	(44,090)	—
Other financing activities	—	(3,279)
Net cash used in financing activities	(23,743)	(3,169)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(214)	8
Net increase in cash, cash equivalents, and restricted cash	91,168	26,139
Cash, cash equivalents, and restricted cash, beginning of period	677,743	135,290
Cash, cash equivalents, and restricted cash, end of period	$768,911	$161,429

Supplemental cash flow information
Accrued property and equipment	$7,831	$4,484
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,242	$22,862

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$740,833	$134,648
Restricted cash included in prepaid expenses and other current assets	4,287	1,057
Restricted cash	23,791	25,724
Total cash, cash equivalents, and restricted cash	$768,911	$161,429

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
The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.
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
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the recent global COVID-19 pandemic. We will continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Deferred revenue was not material as of March 31, 2020 and 2019.
Share-Based Compensation
Restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our IPO. We did not record any share-based compensation expense for our RSUs prior to our IPO because the performance condition had not yet been satisfied. Upon pricing our IPO, we recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs granted under our 2009 Plan for which the service condition had been satisfied at that date. We will record the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognition of credit losses. We adopted ASU 2016-13 as of January 1, 2020, using the modified retrospective method, and while the effects of adoption on our condensed consolidated financial statements were not material, we will continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. We elected to early adopt ASU 2019-12 effective as of January 1, 2020, and the effects of adoption on our condensed consolidated financial statements were not material.
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$310,815	$—	$—	$310,815
Commercial paper	—	88,923	—	88,923
Marketable securities:
Corporate bonds	—	418,412	—	418,412
U.S. treasury securities	222,515	—	—	222,515
Commercial paper	—	159,177	—	159,177
Asset-backed securities	—	105,868	—	105,868
Certificates of deposit	—	89,903	—	89,903
Prepaid expenses and other current assets:
Certificates of deposit	—	4,287	—	4,287
Restricted cash:
Certificates of deposit	$—	$23,791	$—	$23,791

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$214,413	$—	$—	$214,413
Commercial paper	—	105,354	—	105,354
Corporate bonds	—	3,791	—	3,791
Certificates of deposit	—	2,914	—	2,914
Marketable securities:
Corporate bonds	—	450,433	—	450,433
U.S. treasury securities	201,640	—	—	201,640
Commercial paper	—	196,328	—	196,328
Asset-backed securities	—	114,599	—	114,599
Certificates of deposit	—	100,679	—	100,679
Prepaid expenses and other current assets:
Certificates of deposit	—	2,738	—	2,738
Restricted cash:
Certificates of deposit	$—	$25,339	$—	$25,339

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of March 31, 2020 and December 31, 2019. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2020 and December 31, 2019. We will continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2020
Due in one year or less	$721,044
Due after one to five years	274,831
Total	$995,875
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Commitments
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. Expected delivery of the premises has been delayed, and we currently estimate that commencement and expiration will occur in 2025 and 2035, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total non-cancelable minimum lease payments of approximately $440.0 million if these contingencies are met, and if the lease commences we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.
Legal Matters
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. While the results of legal matters are inherently uncertain, we do not believe the ultimate resolution of these matters, either individually or in aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.
Letters of Credit
We had $25.5 million of secured letters of credit outstanding as of March 31, 2020 and December 31, 2019. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, restricted stock and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2020.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, restricted stock awards, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
117,448,816 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2020.
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
Stock Option Activity
Stock option activity during the three months ended March 31, 2020, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2019	56,966	$2.25	3.5	$933,299
Granted	1,130	22.35
Exercised	(8,923)	2.28
Outstanding as of March 31, 2020	49,173	$2.71	3.4	$625,770
Exercisable as of March 31, 2020	48,105	$2.28	3.3	$632,999

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2020 and 2019, was $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019, was $179.1 million and $1.2 million, respectively.

The total grant-date fair value of stock options granted during the three months ended March 31, 2020 was not material. No stock options were granted during the three months ended March 31, 2019.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit Activity
RSU activity during the three months ended March 31, 2020, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	56,791	$20.19
Granted	4,853	22.02
Released	(5,296)	19.04
Forfeited	(2,643)	19.20
Outstanding as of March 31, 2020	53,705	$20.51

Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2020 and 2019, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,426	$15
Research and development	48,906	626
Sales and marketing	13,919	29
General and administrative	16,773	24
Total share-based compensation	$81,024	$694
As of March 31, 2020, we had $623.0 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.1 years.
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
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Common
Numerator:
Net loss attributable to common stockholders	$(93,363)	$(47,833)	$(41,420)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	381,068	195,234	127,346
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.25)	$(0.33)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock	—	308,373
Outstanding stock options	52,581	76,584
Unvested restricted stock units	56,412	81,498
Redeemable convertible preferred stock warrants	—	249
Total	108,993	466,704

6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three months ended March 31, 2020 and 2019.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing our gross unrecognized tax benefits would not affect our effective tax rate as their recognition would be offset by the reversal of the related deferred tax assets, which are subject to a full valuation allowance. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision to the Supreme Court. We will continue to monitor future developments and their potential effects on our condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$234,950	$181,762
International(1)	36,990	20,149
Total revenue	$271,940	$201,911

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2020	2019
United States	$249,261	$266,763
International(1)	14,023	13,480
Total property and equipment, net and operating lease right-of-use assets	$263,284	$280,243

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
On April 7, 2020, we granted 19,431,808 RSU and Restricted Stock Awards with an aggregate grant-date fair value of $292.6 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 3.9 years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including uncertainty regarding the duration and scope of the impact of the COVID-19 pandemic. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2020 are as follows:
•Revenue was $271.9 million, an increase of 35% compared to the three months ended March 31, 2019.
•Monthly active users ("MAUs") were 367 million, an increase of 26% compared to March 31, 2019.
•Share-based compensation expense was $81.0 million, an increase of $80.3 million compared to the three months ended March 31, 2019.
•Total costs and expenses were $418.0 million.
•Loss from operations was $146.1 million.
•Net loss was $141.2 million.
•Adjusted EBITDA was $(53.3) million.
•Cash, cash equivalents and marketable securities were $1,736.7 million.
•Headcount was 2,321.
Update on the COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which has impacted our business and results of operations. We began to experience a sharp deceleration in revenue growth in the middle of March, which has continued into April, as advertisers responded to changes in demand related to the COVID-19 pandemic. In addition, as people began spending more time at home due to the pandemic, over the same time period, we have seen an increase in user engagement, driving higher levels of board creation and visitation, saves, searches and conversions. We are unable to predict the extent and duration of the impact of the COVID-19 pandemic on our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details. While we plan to continue to invest in our strategic priorities in the coming year as we pursue and prioritize long-term growth, we are also looking at making adjustments to our expenses where appropriate to be prudent in the current environment.
The full impact of the recent COVID-19 pandemic on our results of operations and overall financial performance remains uncertain and highly unpredictable. Our past results may not be indicative of our future performance. To the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune as it could adversely affect our business, operations and financial results through prolonged decreases in advertising spend, depressed economic activity or declines in capital markets. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, advertisers, Pinners, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our advertisers, Pinners, suppliers or vendors, or on our financial results.

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
Quarterly Average Revenue per User
For the three months ended March 31, 2020, global ARPU was $0.77, which represents an increase of 7% compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, U.S. ARPU was $2.66 and international ARPU was $0.13, which represent increases of 18% and 76%, respectively, compared to the three months ended March 31, 2019.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Loss	$(141,196)	$(41,420)
Depreciation and amortization	11,746	5,696
Share-based compensation	81,024	694
Interest income	(7,151)	(4,059)
Interest expense and other (income) expense, net	2,077	500
Provision for income taxes	180	153
Adjusted EBITDA	$(53,320)	$(38,436)

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$271,940	$201,911
Costs and expenses (1):
Cost of revenue	99,232	73,694
Research and development	145,704	72,444
Sales and marketing	117,027	76,394
General and administrative	56,067	24,205
Total costs and expenses	418,030	246,737
Loss from operations	(146,090)	(44,826)
Interest income	7,151	4,059
Interest expense and other income (expense), net	(2,077)	(500)
Loss before provision for income taxes	(141,016)	(41,267)
Provision for income taxes	180	153
Net loss	$(141,196)	$(41,420)
Adjusted EBITDA (2)	$(53,320)	$(38,436)

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,426	$15
Research and development	48,906	626
Sales and marketing	13,919	29
General and administrative	16,773	24
Total share-based compensation	$81,024	$694
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Costs and expenses:
Cost of revenue	36	36
Research and development	54	36
Sales and marketing	43	38
General and administrative	21	12
Total costs and expenses	154	122
Loss from operations	(54)	(22)
Interest income	3	2
Interest expense and other income (expense), net	(1)	—
Loss before provision for income taxes	(52)	(20)
Provision for income taxes	—	—
Net loss	(52)%	(21)%

Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Revenue	$271,940	$201,911	35%
Revenue for the three months ended March 31, 2020 increased by $70.0 million compared to the three months ended March 31, 2019. Revenue growth was driven by a 7% increase in APRU supported by a 26% increase in MAUs. ARPU growth was driven by higher monetization of our user base largely due to an increase in advertising demand from new and existing advertisers on our platform. This resulted in an increase in the number of advertisements served as well as an increase in the price of advertisements, but the impact of the latter was not significant.
Revenue based on our estimate of the geographic location of our users increased by 27% in the United States to $236.8 million and by 136% internationally to $35.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, U.S. revenue growth was driven by an 18% increase in U.S. ARPU supported by a 6% increase in U.S. MAUs, and international revenue growth was driven by a 76% increase in international ARPU and a 34% increase in international MAUs.
Cost of Revenue

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Cost of revenue	$99,232	$73,694	35%
Percentage of revenue	36%	36%
Cost of revenue for the three months ended March 31, 2020 increased by $25.5 million compared to the three months ended March 31, 2019. The increase was primarily due to higher absolute hosting costs due to user growth.

Research and Development

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Research and development	$145,704	$72,444	101%
Percentage of revenue	54%	36%
Research and development for the three months ended March 31, 2020 increased by $73.3 million compared to the three months ended March 31, 2019. The increase was primarily due to a $48.3 million increase in share-based compensation expense and a 21% increase in average headcount, which drove higher personnel and facilities-related expenses.
Sales and Marketing

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Sales and marketing	$117,027	$76,394	53%
Percentage of revenue	43%	38%
Sales and marketing for the three months ended March 31, 2020 increased by $40.6 million compared to the three months ended March 31, 2019. The increase was primarily due to a $13.9 million increase in share-based compensation expense and a 36% increase in average headcount, which drove higher personnel and facilities-related expenses.
General and Administrative

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
General and administrative	$56,067	$24,205	132%
Percentage of revenue	21%	12%
General and administrative for the three months ended March 31, 2020 increased by $31.9 million compared to the three months ended March 31, 2019. The increase was primarily due to a $16.7 million increase in share-based compensation expense and a 21% increase in average headcount, which drove higher personnel and facilities-related expenses.
Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Interest income	$7,151	$4,059	76%
Interest expense and other income (expense)	(2,077)	(500)	315%
Other income (expense), net	$5,074	$3,559	43%
Other income (expense), net for the three months ended March 31, 2020 increased by $1.5 million compared to the three months ended March 31, 2019. The increase was primarily due to higher returns on our marketable securities as a result of higher invested balances following our investment of the proceeds of our IPO.

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Provision for income taxes	$180	$153	18%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019	% change

	(in thousands)
Net loss	$(141,196)	$(41,420)	(241)%
Adjusted EBITDA	$(53,320)	$(38,436)	(39)%
Net loss for the three months ended March 31, 2020 was $141.2 million, as compared to $41.4 million for the three months ended March 31, 2019. Adjusted EBITDA was $(53.3) million for the three months ended March 31, 2020, as compared to $(38.4) million for the three months ended March 31, 2019, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2020, we had $1,736.7 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2020, $33.5 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of March 31, 2020.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we will continue to monitor the effects of COVID-19 on our working capital needs and may require additional capital resources in the future. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
For the three months ended March 31, 2020 and 2019, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$57,290	$33,122
Investing activities	$57,835	$(3,822)
Financing activities	$(23,743)	$(3,169)

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $24.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in collections of accounts receivable offset by an increase in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities increased by $61.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased proceeds from sales and maturities of marketable securities offset by increased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and proceeds from the exercise of stock options. Net cash used in financing activities increased by $20.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to tax remittances on release of RSUs offset by proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.
Contractual Obligations
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. Expected delivery of the premises has been delayed, and we currently estimate that commencement and expiration dates will occur in 2025 and 2035, respectively. We may terminate the lease prior to commencement if certain contingencies are not satisfied. We will be subject to total non-cancelable minimum lease payments of approximately $440.0 million if these contingencies are met, and we will record a right-of-use asset and related lease liability of no more than that amount at lease commencement using our incremental borrowing rate at that date.
There have been no other material changes to our non-cancelable contractual commitments since December 31, 2019.
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
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the recent global COVID-19 pandemic . We will continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2035. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our condensed consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
Recent Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2020.
Interest Rate Risk
As of March 31, 2020, we held cash, cash equivalents and marketable securities of $1,736.7 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $4.0 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, while the majority of our employees are working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic. We will continue to monitor for and assess any effects COVID-19 may have on the design or operating effectiveness of our internal control over financial reporting.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. The occurrence of any of the following risks could harm our business, reputation, revenue, financial results and prospects. In addition, risks and uncertainties that are not presently known to us or that we currently believe are immaterial could also harm our business, revenue, financial results and prospects. If any of these risks occur, the value of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to the Company and our Industry
The recent global COVID-19 pandemic outbreak could harm our business and results of operations.
The recent global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.
As a result of the COVID-19 pandemic, we have temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage an entire workforce remotely. Our workforce has had to spend a significant amount of time working from home, which could impact their productivity. Moreover, the conditions caused by the COVID-19 pandemic have had and could continue to have an adverse effect on the ability or willingness of existing and potential advertisers to use our services for advertising. Further, we may not be able to recognize revenue, collect payment or generate future revenue from advertisers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn. The pandemic has, and could continue to, adversely affect our business, growth rate, financial performance and stock price. Additionally, volatility in capital markets could affect the values of our cash equivalents and marketable securities or our ability to dispose of them to fund future working capital needs. Further, the COVID-19 pandemic and the related shelter in place order has led to an increase in Pinner engagement. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus, the extent and effectiveness of containment actions and other public health measures and the impact of these and other factors on our employees, customers, partners and vendors.
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
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as the recent shelter-in-place order due to the COVID-19 pandemic. Although we have seen higher engagement from Pinners during this time, we cannot predict Pinner engagement levels once the shelter-in-place order is lifted.
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
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. In addition, the recent COVID-19 pandemic may have a greater impact on us than our larger competitors. We may not be able to devote significant resources to new features, enhancements and product development as we shift, and further consider shifting, resources in light of COVID-19 which may adversely affect our competitive position. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value we receive.
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
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
•the macroeconomic conditions and the status of the advertising industry, such as the recent global outbreak of the COVID-19 pandemic which could cause businesses to spend less on advertising and direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
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
•macroeconomic conditions, such as the recent COVID-19 pandemic could slow our global expansion;
•compliance with multiple tax jurisdictions and management of tax impact of global operations; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to preserve our corporate culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where we have shut down all our offices (including our headquarters) in connection with the recent COVID-19 pandemic and our entire workforce is remote. Our inability to effectively manage growth of our organization may harm our business, revenue and financial results.
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
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $141.2 million and $41.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $2,347.9 million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
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
•fluctuations in spending by our advertisers and engagement and product usage by Pinners due to macroeconomic conditions, such as the recent COVID-19 pandemic;

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
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including of false, spam and malicious automation accounts in existence on our service. We regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all spam accounts from our service. We are continually seeking to improve our ability to estimate the total number of false or spam accounts and we intend to continue to make such improvements. In addition, users are not prohibited from having more than one account on our service, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of Pinners and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
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
We may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. In addition, the COVID-19 pandemic has resulted in high levels of uncertainty with respect to access to additional financing and volatility in financial markets. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.
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
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, including United Kingdom, France and Italy, and a number of other jurisdictions are considering enacting similar digital tax regimes. These efforts are alongside Organisation for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.
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
Adverse global economic and financial conditions could harm our business and financial condition.
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as the COVID-19 pandemic, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 90.2% of the voting power of our outstanding capital stock as of March 31, 2020. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
•macroeconomic events that are beyond our control, such as the recent global outbreak of the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.

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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 6,044,946,083 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Nothing in our amended and restated certificate of incorporation precludes stockholders that assert claims under the Securities Act or Exchange Act from bringing such claims in federal court, subject to applicable law.
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
None.
Use of Proceeds from Public Offering of Class A Common Stock
On April 23, 2019, we closed our IPO, in which we sold 75,000,000 shares of our Class A common stock at a price to the public of $19.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230458), which was declared effective by the SEC on April 17, 2019. On April 29, 2019, we issued and sold an additional 11,250,000 shares of Class A common stock at $19.00 per share pursuant to the underwriters’ option to purchase additional shares. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 18, 2019 pursuant to Rule 424(b)(4).

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

PINTEREST, INC.

Date: May 5, 2020	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2020	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)