Form 10-Q
period 2020-06-30
PINTEREST, INC.
filed 2020-07-31
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 24, 2020, there were 462,675,810 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 137,875,104 shares of the Registrant’s Class B common stock outstanding.

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
•actions governments and businesses take in response to the pandemic, including actions that could affect levels of user engagement or advertising activity;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$863,620	$649,666
Marketable securities	839,470	1,063,679
Accounts receivable, net of allowances of $5,612 and $2,851 as of June 30, 2020 and December 31, 2019, respectively	209,933	316,367
Prepaid expenses and other current assets	45,170	37,522
Total current assets	1,958,193	2,067,234
Property and equipment, net	83,006	91,992
Operating lease right-of-use assets	165,250	188,251
Goodwill and intangible assets, net	14,067	14,576
Restricted cash	23,221	25,339
Other assets	5,887	5,925
Total assets	$2,249,624	$2,393,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,705	$34,334
Accrued expenses and other current liabilities	122,912	141,823
Total current liabilities	166,617	176,157
Operating lease liabilities	151,282	173,392
Other liabilities	25,095	20,063
Total liabilities	342,994	369,612

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 451,944 and 360,850 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 144,320 and 209,054 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	4,351,557	4,229,778
Accumulated other comprehensive income	3,737	647
Accumulated deficit	(2,448,670)	(2,206,726)
Total stockholders’ equity	1,906,630	2,023,705
Total liabilities and stockholders’ equity	$2,249,624	$2,393,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$272,485	$261,249	$544,425	$463,160
Costs and expenses:
Cost of revenue	108,259	105,415	207,491	179,109
Research and development	136,593	801,879	282,297	874,323
Sales and marketing	86,483	296,919	203,510	373,313
General and administrative	45,680	224,179	101,747	248,384
Total costs and expenses	377,015	1,428,392	795,045	1,675,129
Loss from operations	(104,530)	(1,167,143)	(250,620)	(1,211,969)
Interest income	4,218	8,127	11,369	12,186
Interest expense and other income (expense), net	(16)	(448)	(2,093)	(948)
Loss before provision for income taxes	(100,328)	(1,159,464)	(241,344)	(1,200,731)
Provision for income taxes	420	37	600	190
Net loss	$(100,748)	$(1,159,501)	$(241,944)	$(1,200,921)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(2.62)	$(0.42)	$(4.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	586,737	443,340	581,518	285,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(100,748)	$(1,159,501)	$(241,944)	$(1,200,921)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	5,941	745	3,406	1,934
Change in foreign currency translation adjustment	3	9	(316)	10
Comprehensive loss	$(94,804)	$(1,158,747)	$(238,854)	$(1,198,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	—	$—	581,840	$6	$4,288,603	$(2,207)	$(2,347,922)	$1,938,480
Release of restricted stock units	—	—	5,230	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(12,797)	—	—	(12,797)
Issuance of common stock for cash upon exercise of stock options, net	—	—	6,595	—	12,402	—	—	12,402
Issuance of common stock related to charitable contributions	—	—	50	—	1,204	—	—	1,204
Issuance of restricted stock awards	—	—	2,549	—	—	—	—	—
Share-based compensation	—	—	—	—	62,145	—	—	62,145
Other comprehensive income	—	—	—	—	—	5,944	—	5,944
Net loss	—	—	—	—	—	—	(100,748)	(100,748)
Balance as of June 30, 2020	—	$—	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630

	Three Months Ended June 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	308,373	$1,465,399	127,371	$1	$253,016	$(231)	$(886,775)	$(633,989)
Release of restricted stock units	—	—	20,257	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(302,675)	—	—	(302,675)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	204	—	592	—	—	592
Share-based compensation	—	—	—	—	1,134,599	—	—	1,134,599
Other comprehensive income	—	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	—	(1,159,501)	(1,159,501)
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	—	—	8,143	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(56,887)	—	—	(56,887)
Issuance of common stock for cash upon exercise of stock options, net	—	—	15,518	—	32,749	—	—	32,749
Issuance of common stock related to charitable contributions	—	—	150	—	2,748	—	—	2,748
Issuance of restricted stock awards	—	—	2,549	—	—	—	—	—
Share-based compensation	—	—	—	—	143,169	—	—	143,169
Other comprehensive income	—	—	—	—	—	3,090	—	3,090
Net loss	—	—	—	—	—	—	(241,944)	(241,944)
Balance as of June 30, 2020	—	$—	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630

	Six Months Ended June 30, 2019

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	20,257	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(302,675)	—	—	(302,675)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	277	—	702	—	—	702
Share-based compensation	—	—	—	—	1,135,293	—	—	1,135,293
Other comprehensive income	—	—	—	—	—	1,944	—	1,944
Net loss	—	—	—	—	—	—	(1,200,921)	(1,200,921)
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(241,944)	$(1,200,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,231	12,203
Share-based compensation	143,169	1,135,293
Other	3,811	(2,713)
Changes in assets and liabilities:
Accounts receivable	103,544	19,615
Prepaid expenses and other assets	(7,180)	(6,174)
Operating lease right-of-use assets	21,456	14,040
Accounts payable	9,780	7,189
Accrued expenses and other liabilities	(7,743)	15,310
Operating lease liabilities	(24,357)	(10,217)
Net cash provided by (used in) operating activities	20,767	(16,375)
Investing activities
Purchases of property and equipment and intangible assets	(11,325)	(11,914)
Purchases of marketable securities	(308,612)	(159,315)
Sales of marketable securities	113,184	60,239
Maturities of marketable securities	422,266	166,288
Other investing activities	316	—
Net cash provided by investing activities	215,829	55,298
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	1,573,200
Proceeds from exercise of stock options, net	32,749	702
Shares repurchased for tax withholdings on release of restricted stock units	(56,887)	(302,675)
Payment of deferred offering costs and other financing activities	—	(10,103)
Net cash provided by (used in) financing activities	(24,138)	1,261,124
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(150)	(17)
Net increase in cash, cash equivalents, and restricted cash	212,308	1,300,030
Cash, cash equivalents, and restricted cash, beginning of period	677,743	135,290
Cash, cash equivalents, and restricted cash, end of period	$890,051	$1,435,320

Supplemental cash flow information
Accrued property and equipment	$4,453	$4,618
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,121	$23,381

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$863,620	$1,408,739
Restricted cash included in prepaid expenses and other current assets	3,210	3,266
Restricted cash	23,221	23,315
Total cash, cash equivalents, and restricted cash	$890,051	$1,435,320

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
Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, common stock prior to our initial public offering ("IPO"), share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the recent global COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
We occasionally offer customers free ad inventory, and revenue is recognized only after satisfying our contractual performance obligations. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click, impression or view and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
We record sales commissions in sales and marketing expense as incurred because we would amortize these over a period of less than one year.
Deferred revenue was not material as of June 30, 2020 and December 31, 2019.
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
RSUs and Restricted Stock Awards ("RSAs") granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are subject only to a service condition, which is typically satisfied over four years. We record share-based compensation expense for these RSUs and RSAs on a straight-line basis over the requisite service period.
We measure RSUs and RSAs based on the fair market value of our common stock on the grant date, and we account for forfeitures as they occur.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognition of credit losses. We adopted ASU 2016-13 as of January 1, 2020, using the modified retrospective method, and while the effects of adoption on our condensed consolidated financial statements were not material, we continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
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
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$357,054	$—	$—	$357,054
Commercial paper	—	176,304	—	176,304
Corporate bonds	—	4,045	—	4,045
U.S. treasury securities	28,893	—	—	28,893
Marketable securities:
Corporate bonds	—	356,837	—	356,837
U.S. treasury securities	226,000	—	—	226,000
Commercial paper	—	109,889	—	109,889
Asset-backed securities	—	66,751	—	66,751
Certificates of deposit	—	79,993	—	79,993
Prepaid expenses and other current assets:
Certificates of deposit	—	3,210	—	3,210
Restricted cash:
Certificates of deposit	$—	$23,221	$—	$23,221

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of June 30, 2020 and December 31, 2019. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2020 and December 31, 2019. We continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2020
Due in one year or less	$637,398
Due after one to five years	202,072
Total	$839,470
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Letters of Credit
We had $23.8 million and $25.5 million of secured letters of credit outstanding as of June 30, 2020 and December 31, 2019. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2020.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 103,492,207 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2020.
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
Stock Option Activity
Stock option activity during the six months ended June 30, 2020, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2019	56,966	$2.25	3.5	$933,299
Granted	1,130	22.35
Exercised	(15,518)	2.11
Outstanding as of June 30, 2020	42,578	$2.84	3.2	$823,099
Exercisable as of June 30, 2020	41,588	$2.38	3.1	$823,087

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the six months ended June 30, 2020 and 2019, was $1.7 million and $1.9 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019, was $303.1 million and $5.6 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total grant-date fair value of stock options granted during the six months ended June 30, 2020 was not material. No stock options were granted during the six months ended June 30, 2019.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2020, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	56,791	$20.19
Granted	24,365	16.46
Released	(11,360)	19.33
Forfeited	(7,465)	18.95
Outstanding as of June 30, 2020	62,331	$19.03
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$2,325	$28,157	$3,751	$28,172
Research and development	46,358	709,996	95,264	710,622
Sales and marketing (1)	(2,074)	202,128	11,845	202,157
General and administrative	15,536	194,318	32,309	194,342
Total share-based compensation	$62,145	$1,134,599	$143,169	$1,135,293

(1)Share-based compensation expense was negative for the three months ended June 30, 2020 due to the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer.
As of June 30, 2020, we had $764.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.2 years.
5. Net Loss Per Share Attributable to Common Stockholders
We present net loss per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion and transfer rights and therefore share equally in our net losses. Prior to our IPO, we considered all series of our redeemable convertible preferred stock participating securities. We have not allocated net loss attributable to common stockholders to our redeemable convertible preferred stock because the holders of our redeemable convertible preferred stock are not contractually obligated to share in our losses.
We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSAs, RSUs and common stock warrants to the extent these are dilutive.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(70,961)	$(29,787)	$(189,368)	$(970,133)	$(165,255)	$(76,689)	$(151,947)	$(1,048,974)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	413,262	173,475	72,406	370,934	397,194	184,324	36,180	249,775
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.17)	$(2.62)	$(2.62)	$(0.42)	$(0.42)	$(4.20)	$(4.20)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock	—	74,552	—	190,816
Outstanding stock options	46,274	76,424	49,427	76,505
Unvested restricted stock units and restricted stock awards	65,873	73,555	61,083	77,708
Redeemable convertible preferred stock warrants	—	60	—	154
Total	112,147	224,591	110,510	345,183

6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three and six months ended June 30, 2020 and 2019.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing our gross unrecognized tax benefits would not affect our effective tax rate as their recognition would be offset by the reversal of the related deferred tax assets, which are subject to a full valuation allowance. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
taxpayer filed a petition to appeal the decision to the Supreme Court and on June 22, 2020, the Supreme Court denied the petition. As a result of the Supreme Court’s action, our U.S. deferred tax asset related to net operating losses was reduced by $24.4 million and we no longer consider this to be an uncertain tax position. There is no impact on our effective tax rate for the three and six months ended June 30, 2020, due to our full valuation allowance against our deferred tax assets.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$224,272	$231,770	$459,222	$413,532
International(1)	$48,213	29,479	85,203	49,628
Total revenue	$272,485	$261,249	$544,425	$463,160

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2020	2019
United States	$236,644	$266,763
International(1)	11,612	13,480
Total property and equipment, net and operating lease right-of-use assets	$248,256	$280,243

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2019 are as follows:
•Revenue was $272.5 million, an increase of 4% compared to the three months ended June 30, 2019.
•Monthly active users ("MAUs") were 416 million, an increase of 39% compared to June 30, 2019.
•Share-based compensation expense was $62.1 million, a decrease of $1,072.5 million compared to the three months ended June 30, 2019.
•Total costs and expenses were $377.0 million.
•Loss from operations was $(104.5) million.
•Net loss was $(100.7) million.
•Adjusted EBITDA was $(33.9) million.
•Cash, cash equivalents and marketable securities were $1,703.1 million.
•Headcount was 2,432.
Update on the COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which has impacted our business and results of operations. After a sharp deceleration in growth in mid-March as advertisers responded to the COVID-19 pandemic, our revenue growth stabilized in April, improved in each month of the quarter and continued to accelerate in early July as shelter-in-place restrictions eased. An increase in the number of advertisements supported our revenue growth. In addition, as people began spending more time at home due to the pandemic, over the same time period, we have seen an increase in user engagement, driving higher levels of board creation and visitation, saves, searches, conversions and MAUs. We are unable to predict the extent and duration of the impact of the COVID-19 pandemic on our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details. While we plan to continue to invest in our strategic priorities in the coming year as we pursue and prioritize long-term growth, we are also making adjustments to our expenses where appropriate to be prudent in the current environment.
Since the full impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain and highly unpredictable, our past results may not be indicative of our future performance. To the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune as it could adversely affect our business, operations and financial results through prolonged decreases in advertising spend, depressed economic activity or declines in capital markets. We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, advertisers, Pinners, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our employees, advertisers, Pinners, suppliers, vendors or other partners, or on our financial results.

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

As of June 30, 2020, global MAUs were 416 million, an increase of 39% compared to June 30, 2019. While we have historically had lower engagement in the second calendar quarter, we experienced an increase in active user growth with the recent shelter-in-place order related to the COVID-19 pandemic. We do not expect to experience similar user growth rates in the future, but as the impact of the COVID-19 pandemic on user growth is hard to measure and predict, we do not know the extent to which new or existing users will maintain their engagement once the pandemic has subsided.
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
Quarterly Average Revenue per User

For the three months ended June 30, 2020, global ARPU was $0.70, which represents a decrease of 21% compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, U.S. ARPU was $2.50, a decrease of 11%, and international ARPU was $0.14, an increase of 21% compared to the three months ended June 30, 2019.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(100,748)	$(1,159,501)	$(241,944)	$(1,200,921)
Depreciation and amortization	8,485	6,507	20,231	12,203
Share-based compensation	62,145	1,134,599	143,169	1,135,293
Interest income	(4,218)	(8,127)	(11,369)	(12,186)
Interest expense and other (income) expense, net	16	448	2,093	948
Provision for income taxes	420	37	600	190
Adjusted EBITDA	$(33,900)	$(26,037)	$(87,220)	$(64,473)

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
Sales and Marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing and customer service functions, advertising and promotional expenditures, professional services and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
General and Administrative. General and administrative consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our employees engaged in finance, legal, human resources and other administrative functions, professional services, including outside legal and accounting services, and allocated facilities and other supporting overhead costs.
Other Income. Other income consists primarily of interest earned on our cash equivalents and marketable securities.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$272,485	$261,249	$544,425	$463,160
Costs and expenses (1):
Cost of revenue	108,259	105,415	207,491	179,109
Research and development	136,593	801,879	282,297	874,323
Sales and marketing	86,483	296,919	203,510	373,313
General and administrative	45,680	224,179	101,747	248,384
Total costs and expenses	377,015	1,428,392	795,045	1,675,129
Loss from operations	(104,530)	(1,167,143)	(250,620)	(1,211,969)
Interest income	4,218	8,127	11,369	12,186
Interest expense and other income (expense), net	(16)	(448)	(2,093)	(948)
Loss before provision for income taxes	(100,328)	(1,159,464)	(241,344)	(1,200,731)
Provision for income taxes	420	37	600	190
Net loss	$(100,748)	$(1,159,501)	$(241,944)	$(1,200,921)
Adjusted EBITDA (2)	$(33,900)	$(26,037)	$(87,220)	$(64,473)

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$2,325	$28,157	$3,751	$28,172
Research and development	46,358	709,996	95,264	710,622
Sales and marketing (3)	(2,074)	202,128	11,845	202,157
General and administrative	15,536	194,318	32,309	194,342
Total share-based compensation	$62,145	$1,134,599	$143,169	$1,135,293
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
(3)Share-based compensation expense was negative for the three months ended June 30, 2020 due to the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	40	40	38	39
Research and development	50	307	52	189
Sales and marketing	32	114	37	81
General and administrative	17	86	19	54
Total costs and expenses	138	547	146	362
Loss from operations	(38)	(447)	(46)	(262)
Interest income	2	3	2	3
Interest expense and other income (expense), net	—	—	—	—
Loss before provision for income taxes	(37)	(444)	(44)	(259)
Provision for income taxes	—	—	—	—
Net loss	(37)%	(444)%	(44)%	(259)%

Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Revenue	$272,485	$261,249	4%	$544,425	$463,160	18%
Revenue for the three and six months ended June 30, 2020 increased by $11.2 million and $81.3 million respectively, compared to the three and six months ended June 30, 2019. Revenue growth was driven by a 39% increase in MAUs offset by 21% and 12% respective decreases in ARPU. These resulted in a 17% increase in the number of advertisements served offset by an 11% decrease in the price of advertisements for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The impact of the price of advertisements was not significant for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. ARPU compression was driven by the increase in MAUs and a decrease in advertising demand due to the COVID-19 pandemic.
Revenue based on our estimate of the geographic location of our users decreased by 2% in the United States to $231.7 million for the three months ended June 30, 2020 driven by an 11% decrease in ARPU offset by a 13% increase in U.S. MAUs. For the six months ended June 30, 2020, U.S. revenue increased by 10% to $468.5 million driven by a 13% increase in U.S. MAUs. For the three and six months ended June 30, 2020, international revenue increased by 72% and 97% to $40.8 million and $75.9 million, respectively, driven by 21% and 38% respective increases in international ARPU supported by a 49% increase in international MAUs.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Cost of revenue	$108,259	$105,415	3%	$207,491	$179,109	16%
Percentage of revenue	40%	40%		38%	39%
Cost of revenue for the three and six months ended June 30, 2020 increased by $2.8 million and $28.4 million respectively, compared to the three and six months ended June 30, 2019. These increases were primarily due to higher absolute hosting costs due to user growth, offset by $25.8 million and $24.4 million respective decreases in share-based compensation expense and related employer taxes due to our IPO in 2019.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Research and development	$136,593	$801,879	(83)%	$282,297	$874,323	(68)%
Percentage of revenue	50%	307%		52%	189%
Research and development for the three and six months ended June 30, 2020 decreased by $665.3 million and $592.0 million, respectively, compared to the three and six months ended June 30, 2019. These decreases were primarily due to $663.6 million and $615.4 million respective decreases in share-based compensation expense and related employer taxes due to our IPO in 2019, offset by 13% and 18% respective increases in average headcount, which drove higher personnel expenses.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Sales and marketing	$86,483	$296,919	(71)%	$203,510	$373,313	(45)%
Percentage of revenue	32%	114%		37%	81%
Sales and marketing for the three and six months ended June 30, 2020 decreased by $210.4 million and $169.8 million, respectively, compared to the three and six months ended June 30, 2019. These decreases were primarily due to $204.2 million and $190.3 million respective decreases in share-based compensation expense and related employer taxes due to our IPO in 2019, a decrease in travel, events and other marketing expenses due to the COVID-19 pandemic and the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer, offset by 36% and 31% respective increases in average headcount, which drove higher personnel expenses.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
General and administrative	$45,680	$224,179	(80)%	$101,747	$248,384	(59)%
Percentage of revenue	17%	86%		19%	54%
General and administrative for the three and six months ended June 30, 2020 decreased by $178.5 million and $146.6 million, respectively, compared to the three and six months ended June 30, 2019. These decreases were primarily due to $178.8 million and $162.0 million respective decreases in share-based compensation expense and related employer taxes due to our IPO in 2019, offset by 16% respective increases in average headcount, which drove higher personnel expenses.

Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Interest income	$4,218	$8,127	(48)%	$11,369	$12,186	(7)%
Interest expense and other income (expense)	(16)	(448)	(96)%	(2,093)	(948)	(121)%
Other income	$4,202	$7,679	(45)%	$9,276	$11,238	(17)%
Other income for the three and six months ended June 30, 2020 decreased by $3.5 million and $2.0 million, respectively, compared to the three and six months ended June 30, 2019. These decreases were primarily due to lower returns on our marketable securities as a result of lower interest rates.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Provision for income taxes	$420	$37	1035%	$600	$190	216%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries for each of the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Net loss	$(100,748)	$(1,159,501)	91%	$(241,944)	$(1,200,921)	80%
Adjusted EBITDA	$(33,900)	$(26,037)	(30)%	$(87,220)	$(64,473)	(35)%
Net loss for the three and six months ended June 30, 2020 was $(100.7) million and $(241.9) million, as compared to $(1,159.5) million and $(1,200.9) million for the three and six months ended June 30, 2019, respectively. Adjusted EBITDA was $(33.9) million and $(87.2) million for the three and six months ended June 30, 2020, as compared to $(26.0) million and $(64.5) million for the three and six months ended June 30, 2019, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2020, we had $1,703.1 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2020, $47.1 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of June 30, 2020.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we continue to monitor the effects of COVID-19 on our working capital needs and may require additional capital resources in the future. In addition, the COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
For the six months ended June 30, 2020 and 2019, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$20,767	$(16,375)
Investing activities	$215,829	$55,298
Financing activities	$(24,138)	$1,261,124

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $37.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in collections of accounts receivable offset by an increase in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities increased by $160.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to increased proceeds from sales and maturities of marketable securities offset by increased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds related to our IPO, tax remittances on release of RSUs and proceeds from the exercise of stock options. Net cash used in financing activities increased by $1,285.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the net proceeds related to our IPO in 2019.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
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
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the global COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
RSUs and RSAs granted under our 2019 Plan are subject to a service condition only, which is typically satisfied over four years. We recognize share-based compensation expense on these RSUs and RSAs on a straight-line basis over the requisite service period.
We measure RSUs and RSAs based on the fair market value of our common stock on the grant date, and we account for forfeitures as they occur.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020.
Interest Rate Risk
As of June 30, 2020, we held cash, cash equivalents and marketable securities of $1,703.1 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $3.9 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, while the majority of our employees are working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic. We continue to monitor for and assess any effects COVID-19 may have on the design or operating effectiveness of our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, corporate governance, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.
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
Risks Related to the Company and our Industry
The recent global COVID-19 pandemic outbreak has disrupted and harmed and is expected to continue to disrupt and harm our business and results of operations.
The recent global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.
As a result of the COVID-19 pandemic, we have temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage an entire workforce remotely. Our workforce has had to spend a significant amount of time working from home, which could impact their productivity. Moreover, the conditions caused by the COVID-19 pandemic have had and could continue to have an adverse effect on the ability or willingness of existing and potential advertisers to use our services for advertising. Further, we may not be able to recognize revenue, collect payment or generate future revenue from advertisers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn. The pandemic has, and could continue to, adversely affect our business, revenue growth rate, financial performance and stock price. Additionally, volatility in capital markets could affect the values of our cash equivalents and marketable securities or our ability to dispose of them to fund future working capital needs. Although we are continuing to invest in our strategic priorities, we are actively monitoring and adjusting our spending in light of the evolving business environment resulting from the COVID-19 pandemic. In addition to reduced travel expenses and the shift to virtual events, we continue to monitor our hiring rate and marketing expenses. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our balance sheet, business, results of operations and future growth.

Further, the COVID-19 pandemic and the related shelter in place order has led to an increase in Pinner engagement. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factor” section.
We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus, duration of the pandemic, the extent and effectiveness of containment actions and other public health measures and the impact of these and other factors on our employees, customers, partners and vendors.
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
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as the shelter-in-place order due to the COVID-19 pandemic. Although we have seen higher engagement from Pinners during this time, we cannot predict Pinner engagement levels once the shelter-in-place order is lifted.
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our active user growth rate slows, our financial performance will increasingly depend on our ability to increase Pinner engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, historically a substantial majority of our Pinners have been women of ages 18-64. We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate.
In addition, our products typically require high bandwidth data capabilities, and many Pinners live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. Therefore, we do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data network. We have entered into, and plan to continue to enter into, contracts with internet service providers that allow Pinners to access our mobile application without it counting toward their monthly data allowance, a practice known as “zero rating.” Changes in regulations could adversely impact our existing and future contracts regarding our access to, and use of, zero-rating offers or other discounts or data usage for our service.
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
•we are unable to combat spam, harassment, cyberbullying, discriminatory, political or other hostile, inappropriate, misleading, abusive or offensive content or usage on our products or services;
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
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content on a timely basis, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers who offer poor quality goods, we may lose Pinner confidence. Controversies regarding content on other social media platforms, such as the recent boycott of Facebook and Twitter by some advertisers, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue.
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
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the Company’s actions or the content or actions of Pinners, such as the recent boycott of Facebook and Twitter by some advertisers.
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
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data privacy, copyright, content, employment or other practices, workplace culture, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including of their impact on user “screen time” or their content policies or data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
Adverse publicity, whether or not accurate, relating to events or activities attributed to us, our employees, third party vendors, or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.
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
Any incidents where Pinners’, advertisers or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected Pinners regarding security incidents, and government authorities or affected Pinners or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners and advertisers is important to sustain user growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent any security incidents. Concerns over our information security or data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.
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
A significant number of Pinners access their accounts on our service using a third party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent Pinners from accessing their accounts on our service through those logins, Pinners may be unable to access our service. In addition, third-party log-in providers may institute policies that restrict us from communicating with Pinners. As a result, user growth, retention and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
In addition, third-parties, such as Apple, Microsoft or Google, have implemented and/or may implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our Pinners. Any of these events could harm our business, revenue and financial results.
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
•the ease with which our advertising products fit into existing advertiser budgets compared to those of our competitors; and
•positions or actions taken by us, Pinners, advertisers or other third parties that may impact our brand and reputation or the desirability of advertising on social media and other online platforms in general;
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

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes in browser or device functionality that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and changes to click attribution technologies that limit the ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple has recently announced changes that will limit the ability of mobile applications to request an iOS device’s advertising identifier. These restrictions make it more difficult for us to provide the most relevant ads to our Pinners, measure the effectiveness of, and to re-target and optimize, advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third party policies) or otherwise, on our ability to collect and share data which our advertisers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduce our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
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
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our corporate culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where we have shut down all our offices (including our headquarters) in connection with the recent COVID-19 pandemic and our entire workforce is remote. Our inability to effectively manage growth of our organization may harm our business, revenue and financial results.
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
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $(241.9) million and $(1,200.9) million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $(2,448.7) million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we grow our business, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If our company culture changes, we may experience difficulties attracting and retaining personnel. Our ongoing efforts to address and resolve certain historical corporate culture issues have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.

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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 86.5% of the voting power of our outstanding capital stock as of June 30, 2020. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 6,003,907,640 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: July 31, 2020	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: July 31, 2020	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)