Form 10-Q
period 2020-09-30
PINTEREST, INC.
filed 2020-10-29
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 23, 2020, there were 510,856,241 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 107,214,170 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$652,723	$649,666
Marketable securities	996,392	1,063,679
Accounts receivable, net of allowances of $5,670 and $2,851 as of September 30, 2020 and December 31, 2019, respectively	339,274	316,367
Prepaid expenses and other current assets	44,537	37,522
Total current assets	2,032,926	2,067,234
Property and equipment, net	76,294	91,992
Operating lease right-of-use assets	164,803	188,251
Goodwill and intangible assets, net	13,814	14,576
Restricted cash	9,221	25,339
Other assets	3,980	5,925
Total assets	$2,301,038	$2,393,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,703	$34,334
Accrued expenses and other current liabilities	147,946	141,823
Total current liabilities	189,649	176,157
Operating lease liabilities	150,162	173,392
Other liabilities	26,623	20,063
Total liabilities	366,434	369,612

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 507,248 and 360,850 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 107,995 and 209,054 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	4,475,425	4,229,778
Accumulated other comprehensive income	2,063	647
Accumulated deficit	(2,542,890)	(2,206,726)
Total stockholders’ equity	1,934,604	2,023,705
Total liabilities and stockholders’ equity	$2,301,038	$2,393,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$442,616	$279,703	$987,041	$742,863
Costs and expenses:
Cost of revenue	112,844	83,520	320,335	262,629
Research and development	160,187	167,703	442,484	1,042,026
Sales and marketing	118,531	110,740	322,041	484,053
General and administrative	148,087	51,450	249,834	299,834
Total costs and expenses	539,649	413,413	1,334,694	2,088,542
Loss from operations	(97,033)	(133,710)	(347,653)	(1,345,679)
Interest income	2,896	9,837	14,265	22,023
Interest expense and other income (expense), net	(51)	(1,056)	(2,144)	(2,004)
Loss before provision for (benefit from) income taxes	(94,188)	(124,929)	(335,532)	(1,325,660)
Provision for (benefit from) income taxes	32	(197)	632	(7)
Net loss	$(94,220)	$(124,732)	$(336,164)	$(1,325,653)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.23)	$(0.57)	$(4.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	603,490	546,126	588,895	319,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(94,220)	$(124,732)	$(336,164)	$(1,325,653)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,772)	—	1,634	1,934
Change in foreign currency translation adjustment	98	(147)	(218)	(137)
Comprehensive loss	$(95,894)	$(124,879)	$(334,748)	$(1,323,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	—	$—	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630
Release of restricted stock units	—	—	5,642	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(7)	—	—	(7)
Issuance of common stock for cash upon exercise of stock options, net	—	—	13,337	—	32,243	—	—	32,243
Share-based compensation	—	—	—	—	91,632	—	—	91,632
Other comprehensive income	—	—	—	—	—	(1,674)	—	(1,674)
Net loss	—	—	—	—	—	—	(94,220)	(94,220)
Balance as of September 30, 2020	—	$—	615,243	$6	$4,475,425	$2,063	$(2,542,890)	$1,934,604

	Three Months Ended September 30, 2019

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	—	$—	542,704	$5	$4,118,988	$523	$(2,046,276)	$2,073,240
Release of restricted stock units	—	—	4,851	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(122,290)	—	—	(122,290)
Issuance of common stock for cash upon exercise of stock options, net	—	—	10	—	42	—	—	42
Share-based compensation	—	—	—	—	130,288	—	—	130,288
Other comprehensive income	—	—	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	—	—	(124,732)	(124,732)
Balance as of September 30, 2019	—	$—	547,565	$5	$4,127,028	$376	$(2,171,008)	$1,956,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	—	—	13,785	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(56,894)	—	—	(56,894)
Issuance of common stock for cash upon exercise of stock options, net	—	—	28,855	—	64,992	—	—	64,992
Issuance of common stock related to charitable contributions	—	—	150	—	2,748	—	—	2,748
Issuance of restricted stock awards	—	—	2,549	—	—	—	—	—
Share-based compensation	—	—	—	—	234,801	—	—	234,801
Other comprehensive income	—	—	—	—	—	1,416	—	1,416
Net loss	—	—	—	—	—	—	(336,164)	(336,164)
Balance as of September 30, 2020	—	$—	615,243	$6	$4,475,425	$2,063	$(2,542,890)	$1,934,604

	Nine Months Ended September 30, 2019

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	25,108	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(424,965)	—	—	(424,965)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	287	—	744	—	—	744
Share-based compensation	—	—	—	—	1,265,581	—	—	1,265,581
Other comprehensive income	—	—	—	—	—	1,797	—	1,797
Net loss	—	—	—	—	—	—	(1,325,653)	(1,325,653)
Balance as of September 30, 2019	—	$—	547,565	$5	$4,127,028	$376	$(2,171,008)	$1,956,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(336,164)	$(1,325,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,174	19,496
Share-based compensation	234,801	1,265,581
Other	7,268	(3,296)
Changes in assets and liabilities:
Accounts receivable	(25,667)	12,331
Prepaid expenses and other assets	(6,184)	(1,502)
Operating lease right-of-use assets	31,835	21,746
Accounts payable	7,689	8,897
Accrued expenses and other liabilities	20,391	13,133
Operating lease liabilities	(35,013)	(19,634)
Net cash used in operating activities	(71,870)	(8,901)
Investing activities
Purchases of property and equipment and intangible assets	(14,032)	(20,433)
Purchases of marketable securities	(808,180)	(527,899)
Sales of marketable securities	174,042	93,389
Maturities of marketable securities	699,133	252,164
Other investing activities	316	—
Net cash provided by (used in) investing activities	51,279	(202,779)
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	1,573,200
Proceeds from exercise of stock options, net	64,992	744
Shares repurchased for tax withholdings on release of restricted stock units	(56,894)	(424,965)
Payment of deferred offering costs and other financing activities	(1,750)	(11,305)
Net cash provided by financing activities	6,348	1,137,674
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(86)	(182)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,329)	925,812
Cash, cash equivalents, and restricted cash, beginning of period	677,743	135,290
Cash, cash equivalents, and restricted cash, end of period	$663,414	$1,061,102

Supplemental cash flow information
Accrued property and equipment	$3,952	$7,174
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,030	$41,399

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$652,723	$1,033,871
Restricted cash included in prepaid expenses and other current assets	1,470	2,409
Restricted cash	9,221	24,822
Total cash, cash equivalents, and restricted cash	$663,414	$1,061,102

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
Deferred revenue was not material as of September 30, 2020 and December 31, 2019.
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
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$316,736	$—	$—	$316,736
Commercial paper	—	78,479	—	78,479
Certificates of deposit	—	12,010	—	12,010
Corporate bonds	—	3,347	—	3,347
Marketable securities:
Corporate bonds	—	415,998	—	415,998
U.S. treasury securities	271,930	—	—	271,930
Commercial paper	—	169,619	—	169,619
Certificates of deposit	—	73,213	—	73,213
Asset-backed securities	—	33,655	—	33,655
U.S. agency bonds	—	15,992	—	15,992
Non-U.S. government and supranational bonds	—	15,985	—	15,985
Prepaid expenses and other current assets:
Certificates of deposit	—	1,470	—	1,470
Restricted cash:
Certificates of deposit	$—	$9,221	$—	$9,221

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
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of September 30, 2020 and December 31, 2019. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2020 and December 31, 2019. We continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2020
Due in one year or less	$731,474
Due after one to five years	264,918
Total	$996,392
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Commitments
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. In August 2020, we entered into an agreement to terminate the lease which involved a one-time payment of $89.5 million. As a result of the termination, we will not be subject to future total minimum lease payments of approximately $440.0 million.
Legal Matters
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. While the results of legal matters are inherently uncertain, we do not believe the ultimate resolution of these matters, either individually or in aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.
Letters of Credit

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We had $8.1 million and $25.5 million of secured letters of credit outstanding as of September 30, 2020 and December 31, 2019. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our condensed consolidated balance sheets based on the term of the remaining restriction.
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2020.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 100,443,058 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2020.
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
Stock Option Activity
Stock option activity during the nine months ended September 30, 2020, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2019	56,966	$2.25	3.5	$933,299
Granted	1,130	22.35
Exercised	(28,855)	2.25
Outstanding as of September 30, 2020	29,241	$3.03	3.1	$1,124,964
Exercisable as of September 30, 2020	28,322	$2.41	2.9	$1,107,358

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the nine months ended September 30, 2020 and 2019, was $2.5 million and $2.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019, was $719 million and $5.8 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total grant-date fair value of stock options granted during the nine months ended September 30, 2020 was not material. No stock options were granted during the nine months ended September 30, 2019.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2020, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	56,791	$20.19
Granted	29,060	17.99
Released	(17,105)	19.39
Forfeited	(9,111)	18.82
Outstanding as of September 30, 2020	59,635	$19.55
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2,298	$1,568	$6,049	$29,740
Research and development	61,357	83,539	156,621	794,161
Sales and marketing	11,958	21,243	23,803	223,400
General and administrative	16,019	23,938	48,328	218,280
Total share-based compensation	$91,632	$130,288	$234,801	$1,265,581

As of September 30, 2020, we had $764.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.1 years.
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
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(75,035)	$(19,185)	$(38,702)	$(86,030)	$(242,731)	$(93,433)	$(336,971)	$(988,682)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	480,606	122,885	169,452	376,674	425,218	163,677	81,212	238,278
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.23)	$(0.23)	$(0.57)	$(0.57)	$(4.15)	$(4.15)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock	—	—	—	127,642
Outstanding stock options	35,226	76,334	44,659	76,447
Unvested restricted stock units and restricted stock awards	63,695	63,738	64,353	72,961
Redeemable convertible preferred stock warrants	—	—	—	103
Total	98,921	140,072	109,013	277,153

6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three and nine months ended September 30, 2020 and 2019.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing our gross unrecognized tax benefits would not affect our effective tax rate as their recognition would be offset by the reversal of the related deferred tax assets, which are subject to a full valuation allowance. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision to the Supreme Court and on June 22, 2020, the Supreme Court denied the petition. As a result of the Supreme Court’s action, our U.S. deferred tax asset related to net operating

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
losses was reduced by $24.4 million and we no longer consider this to be an uncertain tax position. There is no impact on our effective tax rate for the three and nine months ended September 30, 2020, due to our full valuation allowance against our deferred tax assets.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$367,998	$247,222	$827,220	$660,754
International(1)	$74,618	32,481	159,821	82,109
Total revenue	$442,616	$279,703	$987,041	$742,863

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2020	2019
United States	$227,517	$266,763
International(1)	13,580	13,480
Total property and equipment, net and operating lease right-of-use assets	$241,097	$280,243

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2020 are as follows:
•Revenue was $442.6 million, an increase of 58% compared to the three months ended September 30, 2019.
•Monthly active users ("MAUs") were 442 million, an increase of 37% compared to September 30, 2019.
•Share-based compensation expense was $91.6 million, a decrease of $38.7 million compared to the three months ended September 30, 2019.
•Total costs and expenses were $539.6 million.
•Loss from operations was $(97.0) million.
•Net loss was $(94.2) million.
•Adjusted EBITDA was $93.0 million.
•Cash, cash equivalents and marketable securities were $1,649.1 million.
•Headcount was 2,492.
Update on the COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which has impacted our business and results of operations. After a sharp acceleration in growth in July, our revenue growth remained strong in the rest of the quarter. Advertiser demand was broad based as businesses have increasingly adapted to the post COVID environment. An increase in the number of advertisements and a recovery in advertiser demand supported our revenue growth. In addition, people who began using Pinterest during COVID-19 continued to have high levels of engagement in the third quarter of 2020. In fact, users in the COVID-19 cohort have had higher retention and higher engagement (defined as impressions, closeups and saves) than a cohort of new users during the same period last year. We are unable to predict the extent and duration of the impact of the COVID-19 pandemic on advertiser demand, Pinner engagement, and our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details. While we plan to continue to invest in our strategic priorities in the coming year as we pursue and prioritize long-term growth, we are also making adjustments to our expenses where appropriate to be prudent in the current environment.
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

As of September 30, 2020, global MAUs were 442 million, an increase of 37% compared to September 30, 2019. We have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our focus on localizing content in international markets. We expect our international user growth to continue to outpace U.S. user growth in the near term. The impact of the COVID-19 pandemic on user growth remains hard to measure and predict, and we do not know the extent to which new or existing users will maintain their engagement once the pandemic has subsided.
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
Quarterly Average Revenue per User

For the three months ended September 30, 2020, global ARPU was $1.03, which represents an increase of 15% compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, U.S. ARPU was $3.85, an increase of 31%, and international ARPU was $0.21, an increase of 66% compared to the three months ended September 30, 2019.
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
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for (benefit from) income taxes and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(94,220)	$(124,732)	$(336,164)	$(1,325,653)
Depreciation and amortization	8,943	7,293	29,174	19,496
Share-based compensation	91,632	130,288	234,801	1,265,581
Interest income	(2,896)	(9,837)	(14,265)	(22,023)
Interest expense and other (income) expense, net	51	1,056	2,144	2,004
Provision for (benefit from) income taxes	32	(197)	632	(7)
Termination of future lease contract	89,500	—	89,500	—
Adjusted EBITDA	$93,042	$3,871	$5,822	$(60,602)

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
Provision for (Benefit From) Income Taxes. Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions, U.S. federal and state income taxes adjusted for discrete items.
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for (benefit from) income taxes and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract.. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$442,616	$279,703	$987,041	$742,863
Costs and expenses (1):
Cost of revenue	112,844	83,520	320,335	262,629
Research and development	160,187	167,703	442,484	1,042,026
Sales and marketing	118,531	110,740	322,041	484,053
General and administrative	148,087	51,450	249,834	299,834
Total costs and expenses	539,649	413,413	1,334,694	2,088,542
Loss from operations	(97,033)	(133,710)	(347,653)	(1,345,679)
Interest income	2,896	9,837	14,265	22,023
Interest expense and other income (expense), net	(51)	(1,056)	(2,144)	(2,004)
Loss before provision for (benefit from) income taxes	(94,188)	(124,929)	(335,532)	(1,325,660)
Provision for (benefit from) income taxes	32	(197)	632	(7)
Net loss	$(94,220)	$(124,732)	$(336,164)	$(1,325,653)
Adjusted EBITDA (2)	$93,042	$3,871	$5,822	$(60,602)

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2,298	$1,568	$6,049	$29,740
Research and development	61,357	83,539	156,621	794,161
Sales and marketing	11,958	21,243	23,803	223,400
General and administrative	16,019	23,938	48,328	218,280
Total share-based compensation	$91,632	$130,288	$234,801	$1,265,581
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	25	30	32	35
Research and development	36	60	45	140
Sales and marketing	27	40	33	65
General and administrative	33	18	25	40
Total costs and expenses	122	148	135	281
Loss from operations	(22)	(48)	(35)	(181)
Interest income	1	4	1	3
Interest expense and other income (expense), net	—	—	—	—
Loss before provision for (benefit from) income taxes	(21)	(45)	(34)	(178)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(21)%	(45)%	(34)%	(178)%

Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Revenue	$442,616	$279,703	58%	$987,041	$742,863	33%
Revenue for the three and nine months ended September 30, 2020 increased by $162.9 million and $244.2 million, respectively, compared to the three and nine months ended September 30, 2019. Revenue growth was driven by 15% and 1% respective increases in ARPU supported by a 37% increase in MAUs. These resulted in a 34% increase in the number of advertisements served and an 18% increase in the price of advertisements for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The impact of the price of advertisements was not significant for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Revenue based on our estimate of the geographic location of our users increased by 49% and 25% in the United States to $373.6 million and $842.1 million for three and nine months ended September 30, 2020, respectively, driven by 31% and 13% respective increases in U.S. ARPU supported by a 13% increase in U.S. MAUs. For the three and nine months ended September 30, 2020, international revenue increased by 145% and 117% to $69.0 million and $145.0 million, respectively, driven by 66% and 54% respective increases in international ARPU supported by a 46% increase in international MAUs.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Cost of revenue	$112,844	$83,520	35%	$320,335	$262,629	22%
Percentage of revenue	25%	30%		32%	35%
Cost of revenue for the three and nine months ended September 30, 2020 increased by $29.3 million and $57.7 million, respectively, compared to the three and nine months ended September 30, 2019. These increases were primarily due to higher absolute hosting costs due to user growth. For the nine months ended September 30, 2020, the increase in absolute hosting costs was offset by a $23.7 million decrease in share-based compensation expense and related employer taxes due to our IPO in 2019.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Research and development	$160,187	$167,703	(4)%	$442,484	$1,042,026	(58)%
Percentage of revenue	36%	60%		45%	140%
Research and development for the three and nine months ended September 30, 2020 decreased by $7.5 million and $599.5 million, respectively, compared to the three and nine months ended September 30, 2019. These decreases were primarily due to $22.2 million and $637.5 million respective decreases in share-based compensation expense and related employer taxes due to our IPO in 2019, offset by 14% and 18% respective increases in average headcount, which drove higher personnel expenses.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Sales and marketing	$118,531	$110,740	7%	$322,041	$484,053	(33)%
Percentage of revenue	27%	40%		33%	65%
Sales and marketing for the three months ended September 30, 2020 increased by $7.8 million compared to the three months ended September 30, 2019. The increase was primarily due to a 29% increase in average headcount, which drove higher personnel expenses, offset by a $9.3 million decrease in share-based compensation expense. Sales and marketing for the nine months ended September 30, 2020 decreased by $162.0 million, compared to the nine months ended September 30, 2019. The decrease was primarily due to a $199.6 million decrease in share-based compensation expense and related employer taxes due to our IPO in 2019 offset by a 27% increase in average headcount, which drove higher personnel expenses.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
General and administrative	$148,087	$51,450	188%	$249,834	$299,834	(17)%
Percentage of revenue	33%	18%		25%	40%
General and administrative for the three months ended September 30, 2020 increased by $96.6 million compared to the three months ended September 30, 2019. The increase was primarily due to a one-time payment of $89.5 million for the termination of a future lease contract, a 15% increase in average headcount, which drove higher personnel expenses, and an increase in outside advisor and legal-related expenses, offset by a $7.9 million decrease in share-based compensation expense and related employer taxes. General and administrative for the nine months ended September 30, 2020 decreased by $50.0 million compared to the nine months ended September 30, 2019. The decrease was primarily due to a $170.0 million decrease in share-based compensation expense and related employer taxes due to our IPO in 2019, offset by a one-time payment of $89.5 million for the termination of a future lease contract, a 14% increase in average headcount, which drove higher personnel expenses, and an increase in outside advisor and legal-related expenses.

Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Interest income	$2,896	$9,837	(71)%	$14,265	$22,023	(35)%
Interest expense and other income (expense)	(51)	(1,056)	(95)%	(2,144)	(2,004)	(7)%
Other income	$2,845	$8,781	(68)%	$12,121	$20,019	(39)%
Other income for the three and nine months ended September 30, 2020 decreased by $5.9 million and $7.9 million, respectively, compared to the three and nine months ended September 30, 2019. These decreases were primarily due to lower returns on our marketable securities as a result of lower interest rates.
Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$32	$(197)	(116)%	$632	$(7)	(9129)%
Provision for (benefit from) income taxes was primarily due to profits generated by our foreign subsidiaries for each of the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change

	(in thousands, except percentages)
Net loss	$(94,220)	$(124,732)	24%	$(336,164)	$(1,325,653)	75%
Adjusted EBITDA	$93,042	$3,871	2304%	$5,822	$(60,602)	110%
Net loss for the three and nine months ended September 30, 2020 was $(94.2) million and $(336.2) million, as compared to $(124.7) million and $(1,325.7) million for the three and nine months ended September 30, 2019, respectively. Adjusted EBITDA was $93.0 million and $5.8 million for the three and nine months ended September 30, 2020, as compared to $3.9 million and $(60.6) million for the three and nine months ended September 30, 2019, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2020, we had $1,649.1 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2020, $72.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of September 30, 2020.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we continue to monitor the effects of COVID-19 on our working capital needs and may require additional capital resources in the future. In addition, the COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive, and we may not be able to obtain such financing on terms acceptable to us or at all.
For the nine months ended September 30, 2020 and 2019, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(71,870)	$(8,901)
Investing activities	$51,279	$(202,779)
Financing activities	$6,348	$1,137,674

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash used in operating activities increased by $63.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities increased by $254.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to increased proceeds from sales and maturities of marketable securities offset by increased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds related to our IPO, tax remittances on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities decreased by $1,131.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the net proceeds related to our IPO in 2019 offset by an increase in proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
Contractual Obligations
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. In August 2020, we entered into an agreement to terminate the lease which involved a one-time payment of $89.5 million. As a result of the termination, we will not be subject to future total minimum lease payments of approximately $440.0 million.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.
Interest Rate Risk
As of September 30, 2020, we held cash, cash equivalents and marketable securities of $1,649.1 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $6.7 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as the shelter-in-place orders due to the COVID-19 pandemic. Although we have seen higher engagement from Pinners during this time, we cannot predict Pinner engagement levels once the shelter-in-place orders are lifted.
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
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google, Snap, TikTok and Twitter, which provide their users with a variety of online products, services, content (including video) and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
For all annual periods of our operating history we have experienced net losses and negative cash flows from operations. We generated net losses of $(336.2) million and $(1,325.7) million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $(2,542.9) million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon mutliple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. In June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Though we have regulations accompanying the legislation, the CCPA is largely untested, so it remains unclear how the CCPA will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
Any significant change to applicable laws, regulations or industry practices, or to interpretations of existing laws and regulations, regarding the use or disclosure of Pinners’ data, or regarding the manner in which we obtain consent from Pinners for the use and disclosure of such data, could require us to modify our products to allow for limited data use, possibly in a material manner, and may limit our ability to develop new products that make use of the data that Pinners voluntarily share. There currently are a number of proposals pending before federal, state and foreign legislative and regulatory bodies. For example, Member States in the European Union are working to align on a draft of the “ePrivacy Regulation” that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our service, particularly as we expand our operations internationally.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we grow our business, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If our company culture changes, we may experience difficulties attracting and retaining personnel. Our ongoing efforts to address and resolve certain historical corporate culture issues, including our on-going special committee review into these matters and related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent and we may be subject to litigation and other proceedings. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.

Action by governments to restrict access to our service or certain of our products in their countries could harm our business, revenue and financial results.
Government authorities outside the United States may seek to restrict access to our service if they consider us to be in violation of their laws or for other reasons, and our service has been restricted by governments in other countries from time to time. For example, access to our service has been or is currently restricted in whole or in part in China, India, Kazakhstan and Turkey. Other governments may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service, or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. We may also decide to stop offering our service in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our service. If prohibitions or restrictions are imposed on our service, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
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
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, the Network Enforcement Act in Germany imposes significant fines for failures to comply with certain content removal and disclosure obligations, and other countries, including the U.K. and Austria, may enact similar legislation, which would impose penalties for failure to remove certain content. Similarly, Turkey recently amended Law No. 5651 on Regulation of Internet Broadcasts and Prevention of Crimes Committed through Such Broadcasts to require social networking platforms to remove certain content from their platforms, appoint a local representative, and store user data locally. The Turkish government may impose a fine or block services that fail to comply. Additionally, the European Union is currently debating a regulation that would require the removal of terrorist-related content within one hour of being flagged. If the regulation is passed, the tools we use for certain removal obligations may not work and we may have to build custom tools.
Any new legislation may be difficult to comply with in a timely and comprehensive fashion and may expose our business, users, or employees to increased costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability and our business, revenue and financial results could be harmed.
We could become involved in legal disputes involving intellectual property claims or other disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, employment, governance, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. Thus, we are subject to review and potential audit by a number of U.S. federal, state, local and non-U.S. tax authorities. Significant judgment is required in determining our worldwide provision for (benefit from) income taxes and other tax liabilities. Further, tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business and financial results. In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to our Irish subsidiary, which resulted in an increase in foreign deferred tax assets. We cannot be certain that this transfer will not lead to any unanticipated tax consequences which could harm our financial results.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 81.0% of the voting power of our outstanding capital stock as of September 30, 2020. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 5,967,710,258 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

PINTEREST, INC.

Date: October 28, 2020	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: October 28, 2020	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)