Form 10-K
period 2020-12-31
PINTEREST, INC.
filed 2021-02-05
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the New York Stock Exchange on such date was approximately $9.4 billion.
As of January 29, 2021, there were 532,423,430 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 96,091,207 shares of the Registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans”, “targets”, “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•uncertainty regarding the duration, scope and impact of the coronavirus referred to as the COVID-19 pandemic;
•the effect of general economic and political conditions;
•our financial performance, including revenue, cost of revenue and operating expenses and cash flows;
•our ability to attract and retain Pinners and their level of engagement;
•the pace of recovery when the COVID-19 pandemic subsides;
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
•potential harm caused by changes in online application stores or internet search engines’ methodologies, particularly search engine optimization methodologies and policies;
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
Summary of Risk Factors
The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:
Business Strategy and Growth. Our strategic decisions and efforts to expand the business, including:
•our ability to scale our business for future growth, as we are in the early stages of our monetization efforts;
•our ability to attract, grow, retain, and engage our user base;
•providing content that is useful and relevant to Pinners’ personal taste and interests;
•decisions consistent with our mission and values that may reduce our short- or medium-term operating results;
•removing objectionable content or blocking objectionable practices by advertisers or third parties;
•our ability to compete effectively for users or advertisers and to develop effective products and tools for advertisers;
•our further expansion and monetization of our platform internationally;
•effective management of our business growth; and
•our acquisition of other businesses.
Operation of Our Business. The manner in which we operate our business, including:
•the disruption and harm from the recent global COVID-19 pandemic outbreak, as well as potential challenges of post-pandemic recovery;
•our dependence on and ability to maintain and enhance a strong brand and reputation;
•actual or perceived compromises in our security;
•our dependence on advertising for substantially all of our revenue;

•the development of tools to accurately measure the effectiveness of advertisements on our platform and thereby attract and maintain advertisers;
•the inherent challenges of measurements related to Pinner metrics and other estimates;
•our ability to maintain and scale our technology infrastructure, including the speed and availability of our service; and
•the attraction, retention, and loss of our key personnel and other highly qualified personnel.
Third-Party Reliance. Our use and dependence on third-party businesses and products, or the impacts of third-party business and products, including:
•our dependence on online application stores and internet search engines, including their methodologies, policies, and results, to direct traffic and refer new Pinners to our service;
•users’ ability to authenticate with our service through third-party login providers;
•our dependence on Amazon Web Services for the vast majority of our compute, storage, data transfer, and other services;
•effectively operating with mobile operating systems, web browsers, networks, regulations, and standards, which we do not control, and changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards; and
•our reliance on software, technologies, and related services from other parties; and
•technologies that can block the display of our ads.
Legal and Regulatory Matters. The legal and regulatory frameworks, actions, and requirements to which our business, products, services, and operations are subject, including:
•any liability as a result of content or information that is published or made available on our service;
•government action to restrict access to our service or certain of our products in their countries;
•the data, including personal information, we receive, process, store, use, and share, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters;
•our involvement in any legal disputes or other disputes that are expensive to support and may be resolved adversely;
•an ability to protect our intellectual property and our use of “open source” software; and
•the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations.
Financial Statements and Performance. The preparation of our financial statements and our financial and operating performance, including:
•our limited operating history and previously incurred operating losses, anticipated increases to operating costs, and expenses and our ability to obtain or maintain profitability;
•fluctuations in our operating results from quarter to quarter;
•our ability to obtain additional financing, if needed and any default on our credit obligations;
•greater than anticipated tax liabilities;
•limitations in our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes; and
•the requirements of being a public company.
Our Common Stock. The rights, restrictions, and structure of, and actions that we make take that impact, our common stock, including:
•the dual class structure of our common stock;
•trading price volatility of our Class A common stock;

•future offerings of debt or equity securities by us or existing stockholders that could adversely impact the market price of our Class A common stock;
•additional stock issuances, including in connection with settlement of equity awards, and any resulting dilution;
•provisions under Delaware law and our governing documents that could make a merger, tender offer, or proxy contest difficult;
•our certificate of incorporation’s designation of a state or federal court located within Delaware as the exclusive forum for substantially all disputes between us and our stockholders; and
•our intention not to pay dividends for the foreseeable future.
General. The risks common to our industry and public companies generally, including:
•our development of or investment in successful new products or improvements to existing one;
•adverse global economic and financial conditions; and
•changes in accounting principles generally accepted in the United States.

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
Pinterest is where 459 million people around the world go to get inspiration for their lives. They come to discover ideas for just about anything you can imagine: daily activities like cooking dinner or deciding what to wear, major commitments like remodeling a house or training for a marathon, ongoing passions like fly fishing or fashion and milestone events like planning a wedding or a dream vacation.
We call these people Pinners. We show them visual recommendations, which we call Pins, based on their personal taste and interests. They then save and organize these recommendations into collections, called boards. Browsing and saving visual ideas on our service helps Pinners imagine what their future could look like, which helps them go from inspiration to action.
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
Value Proposition for Pinners
Visual Experience. People often don’t have the words to describe what they want, but they know it when they see it. This is why we made Pinterest a visual experience. Images and video can communicate concepts that are impossible to describe with words. We believe that Pinterest is the best place on the web for people to get visual inspiration at scale. Visual searches are becoming more common on Pinterest, with hundreds of millions of visual searches per month. We have invested heavily in computer vision to help people discover possibilities that traditional text-based search queries cannot offer. The computer vision models we’ve developed “see” the content of each Pin and optimize billions of related recommendations daily to help people take action on the Pins they’ve found.
Personalization. Pinterest is a personalized, curated environment. Most Pins have been handpicked, saved and organized over the years by hundreds of millions of Pinners creating billions of boards. As of December 31, 2020, our Pinners saved nearly 300 billion Pins across more than six billion boards. We call this body of data the Pinterest taste graph. Machine learning and computer vision help us find patterns in the data. We then understand each individual Pin’s relationship not just to the Pinner who saved it, but also to the ideas and aesthetics reflected by the names and content of the boards where it’s been pinned. We believe we can better predict what content will be helpful and relevant because Pinners tell us how they organize ideas. The Pinterest taste graph is the first-party data asset we use to power our visual recommendations.
When people organize ideas into collections on Pinterest, they are sharing how they contextualize that idea. When we scale human curation across hundreds of millions of Pinners saving nearly 300 billion Pins, we believe our taste graph and recommendations get exponentially better. The more people use Pinterest, the richer the taste graph gets, and the more an individual uses Pinterest, the more personalized their home feed becomes.
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
Inspiring Environment. Pinners describe Pinterest as an inspiring place where they can focus on themselves, their interests and their future. We encourage positivity on the platform through our policies and product development -- for example, Pinterest has banned political ads, developed inclusive beauty search functionality and rolled out compassionate search for Pinners seeking mental health support. This work is an important part of our value proposition because people are less likely to dream about their future when they feel self-conscious, excluded, unhappy or preoccupied with the problems of the day.

Value Proposition for Advertisers
Valuable Audience. Pinterest reaches 459 million monthly active users, about two-thirds of whom are female. The value of Pinterest’s audience to advertisers is driven not merely by the number of Pinners on our platform or their demographics, but also by the reason they come to Pinterest in the first place. Getting inspiration for your home, your style or your travel often means that you are actively looking for products and services to buy. Billions of searches happen on Pinterest every month. Commercial content from brands, retailers and advertisers is central to Pinterest. This means that relevant ads don’t compete with native content on Pinterest; instead, they are content. The mutually beneficial alignment between advertisers and Pinners differentiates us from other platforms where ads (even relevant ads) can be distracting or annoying. We are still in the early stages of building an advertising product suite that fully taps the value of this alignment between Pinners and advertisers, but we believe it will be a competitive advantage over the long term.
Inspiration to Action. Pinners use our service to get inspiration for things they want to do and buy in their real lives. This journey from ideation to action takes them down the entire purchasing “funnel”, so our advertisers have the opportunity to put relevant promoted content in front of Pinners at every stage of the purchasing journey—when they are browsing through many possibilities without a clear idea of what they want, when they have identified and are comparing a handful of options and when they are ready to make a purchase. As a result, advertisers can achieve a range of awareness and performance objectives on Pinterest.
Inspiring Environment. Advertisers are in the business of inspiration. On Pinterest, businesses have the opportunity to showcase their products and services in an inspiring, creative environment. This is rare on the internet, where consumers’ digital experiences can be stressful or negative, and brands can get caught in the crossfire. We believe that the inspirational and constructive feelings that many people experience on Pinterest make our site an especially effective environment for brands and creators to build an emotional connection with consumers.
Our Pinner Products
Pins
People come to Pinterest because it is filled with billions of great ideas. Each idea is represented by a Pin. Pins can be created or saved by individual users or by businesses.
When an individual user finds content like an article, image or video on the web and wants to save it, she can use our browser extension or Save button to save a link to that idea to a board of a larger topic, along with an image representing the idea. They can also save ideas within Pinterest as they get inspiration for ideas others have found. Additionally, we are in the early days of introducing Story Pins, which enable creators to create Pins featuring their own original work, like a recipe they made, a beauty, style or home decor tutorial, or a travel guide. When people click on a Pin, they can learn more and act on it.

Businesses also create Pins on our platform in the form of both organic content and paid advertisements. We believe the addition of organic content from merchants adds significant value to the experience of both Pinners and advertisers, as we believe Pinners come with the intent to try something new, and welcome content from brands. We expect that these Pins will become an even larger part of our content in the future.
We have several types of Pins on our platform to inspire people and help them take action, including standard Pins, Product Pins, collections, Video Pins and Story Pins. More types of Pins and features will come in the future.
•Standard Pins: Images with links back to original content from around the web, used to highlight products, recipes, style and home inspiration, DIY, and more.
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
•Story Pins: Story Pins are multi-page videos, images, text and lists that are natively created on Pinterest. This format enables creators to show how to bring ideas to life (e.g. how to cook a meal or design a room).

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
•Home Feed: When people open Pinterest, they see their home feed, which is where they will find Pins that are relevant to their interests based in part on their recent activity. Home Feed discovery is powered by machine learning recommendations based on previous activity and the overlapping interests of Pinners with similar taste. They will also see Pins from the people, topics and boards they choose to follow. Every home feed is personalized to dynamically reflect the taste and interests of the Pinner.
•Search:
◦Text queries: Pinners can search for Pins, broad ideas, boards, or people by typing in the search bar. Pinners who use search typically want to see many relevant possibilities that are personalized for their individual taste and interests rather than one perfect answer. Often, Pinners start by typing in something general like “dinner ideas,” then use Pinterest’s built-in search guides (like “weekday” or “family”) to narrow down the results.
◦Visual queries: When a Pinner taps on a Pin to learn more about an idea or image, a feed of visually similar Pins is served beneath the tapped image. These related Pins help Pinners springboard off a point of inspiration to explore deeper into an interest or narrow in on the perfect idea. Pinners also search within images by using our Lens tool to select specific objects inside an inspiring scene e.g., a lamp in a living room scene or a pair of shoes in a street fashion scene. This action automatically triggers a new search that yields related Pins that are visually similar to the specific object. This is powered by years of computer vision that can identify objects and attributes within scenes.
•Shopping: Pinterest is where people turn inspiration into action, as Pinners plan, save, and find things to buy that inspire them to create a life they love. We are building a place to shop online—not just a place to find things to buy.
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
We offer both brand and performance ads, with performance representing approximately two thirds of our revenue for the year ended December 31, 2020. Brand revenue is billed when an advertiser optimizes an ad campaign around “brand” objectives like impressions or video views. Performance revenue is billed when an advertiser optimizes an ad campaign around “performance” objectives like clicks or conversion events.
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
•Collection ad: Used by advertisers to display products in action with a hybrid format that mixes lifestyle imagery with featured products.
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
Our Competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google (including YouTube), Snap, TikTok and Twitter. Many of these companies have significantly greater financial and human resources. We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well. We face competition across almost every aspect of our business, particularly users and engagement, advertising and talent.
Users and Engagement
We compete to attract, engage and retain users and their time and attention. Because our products and those of our competitors are typically free, we compete based on our brand, product experience, quality, utility and ease of use of our products. For more information on users and engagement trends, see section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Advertising
We compete for advertising revenue across a variety of formats. We believe our ability to compete effectively depends on the effectiveness of our service in reaching users early in the decision-making process, amplifying advertisers’ messages and delivering compelling returns on investment. This is driven by a number of factors, including our reach, relevance and engagement, as well as our brand and advertising products, delivery and measurement capabilities and other offerings. For more information on trends relating to advertising revenue and growth, see section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Talent
We compete to attract and retain highly talented individuals, particularly people with expertise in computer vision, artificial intelligence and machine learning. We believe we compete for these potential employees by providing a work environment that offers the opportunity to work on challenging, cutting-edge and inspirational products. For more information, see “Talent Management and Development” below.

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
As of December 31, 2020, we had over 340 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 550 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
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
Government Regulation
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities. For example, EU member states are in the process of implementing the EU Copyright Directive, which may impose significant new burdens on content platforms like us.
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
Seasonality
We experience seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter, though we did not experience typical seasonal trends and saw an increase in active user growth in the second quarter of 2020 due to shelter-in-place orders related to the COVID-19 pandemic. Industry advertising spend tends to be strongest in the fourth quarter, and we observe a similar pattern in our historical advertising revenue. Significant user and monetization growth has partially offset these trends in historical periods, and thus we expect the impact of seasonality to be more pronounced in the future.
Talent Management and Development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2020, we had 2,545 full-time employees.
Inclusion and Diversity
We strive to create an inclusive and diverse workplace where employees are empowered to bring their whole, authentic selves to work every day. We seek for and respect diverse perspectives which can only help us create a more inclusive and diverse product.
We seek inclusion and diversity at the highest level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. Our board of ten directors comprises eight independent directors, four women and is racially diverse. Our leadership team includes leaders with diverse skills, experience, racial backgrounds and gender. To further our commitment to create an inclusive and diverse culture, we appointed Tyi McCray as our Global Head of Inclusion and Diversity reporting directly to our CEO. We also added three new independent directors with diverse backgrounds to our board of directors in 2020.
Annually, we’ve published a diversity report since 2015 which we make publicly available on our website. We believe it is important to hold ourselves accountable to creating a diverse workforce. Our diversity report currently includes our annual hiring goals and how we performed against the goals and our workforce demographic data.
We have also created employee resource groups that are aligned around dimensions of diversity, such as gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for development.
In June 2020, subsequent to concerns raised by current and former employees, our board of directors established a Special Committee of the board of directors to independently review Pinterest’s workplace culture. The Special Committee engaged experienced outside counsel to advise the Special Committee in connection with its independent review and to help develop recommendations to further support an inclusive, fair, and respectful workplace. In December 2020, we began implementing the recommendations of the Special Committee.
Employee health, safety and benefits
The success of our business is fundamentally tied to the well-being of our people. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes currently having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include equity awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, flexible paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, charitable donation matching, among many others.
Learning and development
We help our employees create a career that is inspiring, impactful and ultimately time well spent. We have programs for open and ongoing conversation towards career growth goals both long term and short term. We also have workshops dedicated to learning new skills and developing an employee’s career. We set aside a dedicated personal learning and development budget for every employee.
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
Risks Related to our Business Strategy and Growth
We are in the early stages of our monetization efforts and there is no assurance we will be able to scale our business for future growth.
We are in the early stages of our monetization efforts and are still growing and scaling our revenue model. Our growth strategy depends on, among other things, attracting more advertisers (including expanding our sales efforts to reach advertisers in additional international markets), scaling our business with existing advertisers and expanding our advertising product offerings. There is no assurance that this revenue model will continue to be successful or that we will generate increasing revenue. We do not know if we can sustain the current growth rate of our revenue. To sustain or increase our revenue, we must obtain new advertisers, encourage existing advertisers to maintain or increase their advertising spend on our platform, expand the number of markets where we offer advertising and increase the breadth and functionality of our advertising offerings, including new advertising formats and measurement tools.
In order to obtain new advertisers and further our relationship with current advertisers, we must increase the size of our user base or the engagement of our users. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will increase the number of users on our service.
As we continue to grow our advertiser base, our revenue depends on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high quality user experience. If we are unable to do this on our platform due to a decline in user growth or user engagement, changes in product features or user behavior where users engage increasingly with product features where we may not be able to display as many advertisements, our business, revenue and financial results could be harmed.
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
Our ecosystem of Pinners and advertisers depends on our ability to attract, grow, retain and engage our user base. If we fail to add new Pinners or retain current Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.
We must continue to attract, grow, retain and engage our users on our platform, who we call Pinners. Our active Pinners may not continue to grow, and may decline.
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as changes to daily life resulting from the COVID-19 pandemic. Although we have seen higher engagement from Pinners during the COVID-19 pandemic, we may see lower levels of Pinner engagement once the effects of the COVID-19 pandemic have subsided.

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
In addition, our products typically require high bandwidth data capabilities, and many Pinners live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. Therefore, we do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data network. We have entered into, and plan to continue to enter into, contracts with internet service providers that allow Pinners to access our mobile application without it counting toward their monthly data allowance, a practice known as “zero rating.” Such contracts may not be effective in increasing penetration or leading to user growth or revenue growth. Further, changes in regulations could adversely impact our existing and future contracts regarding our access to, and use of, zero-rating offers or other discounts or data usage for our service.
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
•merchants on Pinterest do not provide Pinners with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase; or
•the other risks and uncertainties described in this Annual Report on Form 10-K.
Any decrease in user growth, retention or engagement could render our service less attractive to Pinners or advertisers, and could harm our business, revenue and financial results.

If we are not able to continue to provide content that is useful and relevant to Pinners’ personal taste and interests or fail to remove objectionable content or block objectionable practices by advertisers or third parties, user growth, retention or engagement could decline, which could result in the loss of advertisers and revenue.
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests. This depends on the content contributed by our users, creators and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal intent. We may not correctly identify and serve content that is useful and relevant to Pinners. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose Pinner confidence. Controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue.
We regularly monitor how our advertising affects Pinners’ experiences in order to avoid delivering too many advertisements or irrelevant advertisements to Pinners. Therefore, we may decide to change the number of advertisements or eliminate certain types of advertisements to maintain Pinners’ satisfaction in the service. We may make changes to our platform based on feedback provided by Pinners or advertisers. These decisions may not produce the long-term benefits that we expect, in which case user growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
Current and future data privacy laws and regulations, including the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (the “CCPA”), the California Privacy Rights Act (the "CPRA") which became effective January 2020, or new interpretations of existing laws and regulations, may limit our ability to collect and use data, which may impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our Pinners’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in media attention about online privacy and data protection may motivate Pinners to take certain actions to protect their privacy. Pinners may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with Pinners’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
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
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring experience for Pinners or revise our policies in ways that decrease Pinner engagement. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, any of which could harm our business, revenue and financial results.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks).
We compete with larger, more established companies such as Amazon, Facebook (including Instagram), Google (including YouTube), Snap, TikTok and Twitter, which provide their users with a variety of online products, services, content (including video) and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google and Snap have introduced shopping platforms, each with camera search functionality, Facebook and Instagram have enhanced their shopping features, such as a shop tab and checkout functionality, Google has developed a series of features on Google Image Search that are similar to those of our service, including shoppable ads and a version of boards, called “Collections,” and Instagram and other platforms allow users to bookmark and save images and other content and create collections. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
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
Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions, which could adversely affect our revenue. Alternatively, new ad formats, such as video ads, may be more engaging and users may spend less time browsing or searching on our platform, which could adversely affect our revenue. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
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
•selective or inconsistent government regulatory action or enforcement;
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
•import and export controls and restrictions and changes in trade regulations, including sanctions;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•compliance with laws governing supply chains and related business operations;
•compliance with GDPR and similar data privacy and data protection laws;
•compliance with laws that might restrict content or advertising or require us to provide user information, including confidential information, to local authorities;
•macroeconomic conditions, such as the COVID-19 pandemic and/or the subsequent recovery period, could slow our global expansion;
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
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where we have shut down most of our offices (including our headquarters) in connection with the COVID-19 pandemic and a significant majority of our workforce is remote. Our inability to effectively manage growth of our organization may harm our business, revenue and financial results.
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
Risks relating to our Business Operations
The recent global COVID-19 pandemic outbreak has disrupted and harmed and is expected to continue to disrupt and harm our business and results of operations.
The recent global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.
As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage a significant majority of our workforce remotely. Our workforce has had to spend a significant amount of time working from home, which could impact their productivity. Moreover, as a result of the COVID-19 pandemic, the ability and willingness of advertisers to spend on our services has fluctuated. We do not know how evolving events related to the COVID-19 pandemic will continue to affect Pinner and advertiser behavior in the future. We may not be able to recognize revenue, collect payment or generate future revenue from advertisers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn. The pandemic has, and could in the future, adversely affect our business, revenue growth rate, financial performance and stock price. Additionally, volatility in capital markets could affect the values of our cash equivalents and marketable securities or our ability to dispose of them to fund future working capital needs. Although we are continuing to invest in our strategic priorities, we are actively monitoring and adjusting our spending in light of the evolving business environment resulting from the COVID-19 pandemic. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our balance sheet, business, results of operations and future growth.

Further, during the COVID-19 pandemic and the related shelter-in-place order we saw an increase in Pinner engagement. The post-pandemic period may present challenges such as user engagement declining or user behavior changing unexpectedly and in ways that are difficult to anticipate or measure, resulting in reduced or different usage of our platform. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus, duration of the pandemic, including any resurgences, the extent and effectiveness of containment actions and other public health measures, the development, distribution and public acceptance of vaccines and treatments, and the impact of these and other factors on our employees, users, advertisers, partners and vendors. The pandemic as well as any subsequent recovery period, may also have the effect of heightening many of the other risks described in this “Risk Factor” section.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base will be impaired and our business, revenue and financial results could be harmed.
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the Company’s actions or the content or actions of Pinners, such as the boycott of Facebook and Twitter by some advertisers.
Our brand and reputation may also be negatively affected by the content or actions of Pinners that are deemed to be hostile or inappropriate to other Pinners, by the actions of Pinners acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address Pinner or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a consistently applied manner and on a timely basis or at all may decrease as the number of Pinners grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data privacy, copyright, content, employment or other practices, workplace culture, charitable giving, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including their impact on user “screen time” or their content policies or data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners or advertisers from using our service.
Adverse publicity, whether or not accurate, relating to events or activities attributed to us, our employees, third-party vendors, or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.

If our security is compromised, or Pinners or advertisers believe our security has been compromised, we could lose the trust of Pinners and advertisers who may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.
Our efforts to protect the information that Pinners and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to induce our employees, Pinners, advertisers or vendors to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If any of the events described above occur, our information or Pinners’ or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our service, they may amongst other things that could negatively affect our products and our business, post malicious spam and other content on our platform using a Pinner’s or advertiser’s account.
Some third parties, including advertisers and vendors, may store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, Pinners’ data may be improperly accessed, used or disclosed. Even if these third parties take all the necessary precautions, their networks may still suffer a breach, which could compromise Pinners' data.
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
Substantially all of our revenue is generated from third-party advertising, a trend that we expect to continue. Most advertisers do not have long-term advertising commitments with us. Many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In order to increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and may reduce or stop their spend on our platform. In addition, advertisers may view some of our products or our platform as experimental and may devote only a small portion of their advertising spend to our platform unless we improve existing and develop new measurement tools that better demonstrate the effectiveness of our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. While we continue to develop and deploy tools to allow advertisers to create content for our platform, we may be unable to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do, or continue to do, business with us if they do not believe that our advertisements are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic, its uncertain duration and recovery, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
Our ability to attract and retain advertisers depends on our ability to collect and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.
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
We are continually developing and improving these tools and such efforts have and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an AppTrackingTransparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track user actions off our platform and connect their interactions with on-platform advertising.
In addition, third-parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our Pinners.
These restrictions make it more difficult for us to provide the most relevant ads to our Pinners, measure the effectiveness of, and to re-target and optimize, advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data which our advertisers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduce our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
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
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking, searching and other activities, as indicators of user growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. For example, in the second quarter of 2018, we implemented our current methodology for tracking active users. We have restated our active user data for periods from the fourth quarter of 2016 to the first quarter of 2018 based on the information that was available to us under the prior methodology in a way that we believe is comparable to the current methodology. However, we were not able to restate active users for periods prior to the fourth quarter of 2016 based on the data available to us from those periods. As a result, active user information for the first, second and third quarters of 2016 are based on the prior methodology, although we believe the differences are not material. Our prior methodology for measuring active users relied on different signals depending on the platform where the user activity was measured—iOS, Android, web and mobile web—and inferred user activity in a way that required removal of certain data that would not indicate active use, such as background system requests. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including of false, spam and malicious automation accounts in existence on our service. We regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our service. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts and we intend to continue to make such improvements. In addition, users are not prohibited from having more than one account on our service, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we grow our business, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees and potential employees' expectations, we may experience difficulties attracting and retaining personnel. Following an independent review of our workplace culture, a Special Committee of our Board has made a number of recommendations, which we are working to implement. Our ongoing efforts to address workplace culture, implement our Special Committee's recommendations and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent and we may be subject to investigations, litigation and other proceedings. Additionally, given that a significant majority of our workforce is remote due to the COVID-19 pandemic and the uncertainty of the timing and manner of our workforce returning to the office, our continued efforts related to employee onboarding, training and development and retention may not be successful. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
Risks arising from our reliance on third parties
We depend in part on online application stores and internet search engines to direct traffic and refer new Pinners to our service. If these online application stores or search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our service or user growth, retention or engagement could decline, any of which could harm our business, revenue and financial results.
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
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, have in the past and we expect to experience declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed and in December 2020, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
In addition, we also rely on certain major online stores for distribution of our application. If either of these application store providers modify or implement new terms, we may require to modify our product to maintain our ability to remain in that application store. Such requirements or our inability to meet such requirements could harm our business, revenue and financial results.
We allow users to authenticate with our service through third-party login providers. If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict the use of these tools, user growth or engagement could decline, and our business, revenue and financial results could be harmed.
A significant number of Pinners access their accounts on our service using a third-party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent Pinners from accessing their accounts on our service through those logins, Pinners may be unable to access our service. In addition, third-party log-in providers may institute policies that restrict us from communicating with Pinners. As a result, user growth, retention and engagement on our service could be adversely affected, even if for a temporary period. For example, in the second quarter of 2018, Facebook changed its login authentication systems, which negatively impacted our user growth and engagement in that period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
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
We must effectively operate with mobile operating systems, web browsers, online application stores, networks, regulations and standards, which we do not control. Changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards may harm Pinner retention, growth and engagement.
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
Risks relating to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our service.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm and current protections from liability for third-party content in the United States could decrease or change. For example, there have been various Congressional and regulatory efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) to be implemented by each EU member state by June 2021 could alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If amendments to Section 230 of the CDA or other statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm.
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
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our service if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in China, India, Kazakhstan and Turkey. Other governments may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service, or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. We may also decide to stop offering our service in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our service. If prohibitions or restrictions are imposed on our service, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. In June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Though we have regulations accompanying the legislation, the CCPA is largely untested, so it remains unclear how the CCPA will be interpreted. Additionally, a new privacy law, the CPRA, recently was approved by California voters in the November, 2020. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We could become involved in legal disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.

We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.

We are currently involved in and have been subject to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and may continue to be subject to intellectual property litigation and threats thereof. Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, grow our business and products, and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.

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

With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such technologies or practices may not be available to us at all and we may be required to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all. Our business, revenue and financial results could be harmed as a result.

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

We also license to others some of our software through open source projects which requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third-party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.

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
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, including United Kingdom, France, Spain and Italy, and a number of other jurisdictions are considering enacting similar digital tax regimes. The Organisation for Economic Co-operation and Development, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, recently released proposals that provides a long-term, multilateral framework on taxation of the digital economy. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.

Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
Risks relating to our Financial Statements and Performance
We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies like ours.

We have incurred operating losses in the past, anticipate increasing our costs and operating expenses, expect to incur operating losses in the future and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. We generated net losses of $(128.3) million, $(1,361.4) million and $(63.0) million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $(2,335.0) million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.

We also anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our operations domestically and internationally, enhance our product offerings, broaden our Pinner and advertiser base, expand our marketing channels, hire additional employees and develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. We have significant unrecognized share-based compensation expense, which we expect to recognize over the next several years. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements." In addition, we have entered into certain non-cancelable commitments that limit our ability to reduce our cost and expenses in the future. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements." Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.

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
•the relevancy of content shown to Pinners;
•the manner in which Pinners engage with different products, where certain products may generate different amounts of revenue
•downward pressure on the pricing of our advertisements;
•the timing, cost of and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;
•seasonal fluctuations in spending by our advertisers, product usage by Pinners and growth rates for Pinners and engagement, each of which may change as our product offerings evolve or our business grows;
•fluctuations in spending by our advertisers and engagement and product usage by Pinners due to macroeconomic conditions, such as the COVID-19 pandemic;
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

•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Annual Report on Form 10-K.

If we are unable to obtain additional financing, if needed, or if we default on our credit obligations, our operations may be interrupted and our business, revenue and financial results could be harmed.

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

Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced that they will phase out the use of LIBOR by the end of 2021. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.

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

Although we do not currently incur significant tax costs due to our history of operating losses, our tax liabilities may increase if our profitability increases in the future. In addition, our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would negatively affect our financial results.

Our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal, California and other state net operating loss carryforwards of $3,282.2 million, $405.6 million and $1,214.9 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 78.4% of the voting power of our outstanding capital stock as of December 31, 2020. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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

The trading price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been, and is likely to continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales, or anticipated sales, of shares of our Class A common stock by us or our stockholders, including when stockholders sell shares of our Class A common stock into the market to cover taxes due upon the settlement of restricted stock units ("RSUs") or the exercise of stock options, or conversions, or anticipated conversions, of a substantial number of shares of our Class B common stock by our stockholders;
•actions by institutional stockholders;
•failure by industry or securities analysts to maintain coverage of us, downgrade of our Class A common stock by analysts or provision of a more favorable recommendation of our competitors;
•failure by analysts to regularly publish research reports or the publication of an unfavorable or inaccurate report about our business;
•changes by external analysts to their financial and operating estimates for our company or our performance relative to third parties' estimates or the expectations;
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
•litigation involving us, our industry, or both, or investigations by regulators and other third parties into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•developments or disputes concerning our culture or other diversity, equity and inclusion practices and initiatives;
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
Future offerings of debt or equity securities by us or existing stockholders may adversely affect the market price of our Class A common stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 5,956,309,722 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
General Risks
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California. As of December 31, 2020, we maintained offices in various locations in the United States and internationally totaling approximately 592,000 square feet, including approximately 339,000 square feet for our corporate headquarters and in the surrounding areas. We believe that our facilities are sufficient for our existing needs.
Item 3. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, corporate governance, securities, employment, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.
For information on certain litigation we are involved in, see "Legal Matters" in Note 6 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
Holders of Record
As of January 29, 2021, there were 110 stockholders of record of our Class A common stock and 74 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
None.
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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Dow Jones Internet Composite Index (DJINET Composite Index). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on April 18, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2020. The graph uses the closing market price on April 18, 2019 of $24.40 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The consolidated statements of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2018 and December 31, 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2020	2019	2018	2017

	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$1,692,658	$1,142,761	$755,932	$472,852
Costs and expenses(1):
Cost of revenue	449,358	358,903	241,584	178,664
Research and development	606,194	1,207,059	251,662	207,973
Sales and marketing	442,807	611,590	259,929	162,514
General and administrative	336,803	354,075	77,478	61,635
Total costs and expenses	1,835,162	2,531,627	830,653	610,786
Loss from operations	(142,504)	(1,388,866)	(74,721)	(137,934)
Interest income	16,119	30,164	13,152	8,313
Interest expense and other income (expense), net	(635)	(2,137)	(995)	(112)
Loss before provision for income taxes	(127,020)	(1,360,839)	(62,564)	(129,733)
Provision for income taxes	1,303	532	410	311
Net loss	$(128,323)	$(1,361,371)	$(62,974)	$(130,044)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(3.24)	$(0.50)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	596,264	420,473	127,091	126,562
Adjusted EBITDA (2)	$305,004	$16,706	$(39,003)	$(92,995)

(1)Costs and expenses includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017
Cost of revenue	$7,865	$31,758	$83	$372
Research and development	218,718	867,191	13,155	19,811
Sales and marketing	35,645	239,315	784	6,267
General and administrative	58,792	239,517	837	2,354
Total share-based compensation	$321,020	$1,377,781	$14,859	$28,804

(2)See “Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States ("GAAP"), to Adjusted EBITDA.

	As of December 31,
	2020	2019	2018	2017

	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$1,760,306	$1,713,345	$627,813	$711,628
Working capital	2,152,710	1,891,077	780,925	807,157
Total assets	2,609,459	2,393,317	1,152,731	1,173,045
Total liabilities	367,088	369,612	281,895	254,110
Redeemable convertible preferred stock	—	—	1,465,399	1,465,399
Total stockholders' equity (deficit)	2,242,371	2,023,705	(594,563)	(546,464)

Non-GAAP Financial Measure
To supplement our consolidated financial statements presented in accordance with GAAP, we consider Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(128,323)	$(1,361,371)	$(62,974)
Depreciation and amortization	36,988	27,791	20,859
Share-based compensation	321,020	1,377,781	14,859
Interest income	(16,119)	(30,164)	(13,152)
Interest expense and other (income) expense, net	635	2,137	995
Provision for income taxes	1,303	532	410
Termination of future lease contract	89,500	—	—
Adjusted EBITDA	$305,004	$16,706	$(39,003)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including risks and uncertainties regarding the duration, scope and impact of the COVID-19 pandemic. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Note About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our financial condition and results of operations for year ended December 31, 2019 compared to the year ended December 31, 2018 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview of 2020 Results
Our key financial and operating results as of and for the year ended December 31, 2020 are as follows:
•Revenue was $1,692.7 million, an increase of 48% compared to 2019.
•Monthly active users ("MAUs") were 459 million, an increase of 37% compared to December 31, 2019.
•Share-based compensation expense was $321.0 million, a decrease of $1,056.8 million compared to 2019.
•Total costs and expenses were $1,835.2 million.
•Loss from operations was $(142.5) million.
•Net loss was $(128.3) million.
•Adjusted EBITDA was $305.0 million.
•Cash, cash equivalents and marketable securities were $1,760.3 million.
•Headcount was 2,545.
Update on the COVID-19 Pandemic
The COVID-19 pandemic, which resulted in authorities implementing preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders continues to have an impact globally. After a sharp deceleration in revenue growth in mid-March as advertisers responded to the onset of the COVID-19 pandemic, our revenue growth began recovering in the second quarter of 2020 before accelerating sharply in July 2020 and remaining strong through the end of 2020. Advertiser demand was broad based as businesses have increasingly adapted to the COVID-19 environment. An increase in the number of advertisements and a recovery in advertiser demand supported our revenue growth. In addition, people who began using Pinterest during the COVID-19 pandemic continued to have high levels of engagement in the fourth quarter of 2020. In fact, users in the COVID-19 pandemic cohort have had higher retention and higher engagement (defined as impressions, closeups and saves) than a cohort of new users during the same period in 2019.
Since the impact of the COVID-19 pandemic on our results of operations and overall financial performance remains unprecedented and highly unpredictable, our past results may not be indicative of our future performance. Given the uncertainty, we are unable to predict the extent and duration of the impact of the COVID-19 pandemic on advertiser demand, Pinner engagement, and our business, operations and financial results. To the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune as it could adversely affect our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

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
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. We actively monitor the relationship of WAUs to MAUs, which has stayed relatively consistent over time. As of December 31, 2020, the proportion of WAUs to MAUs was 56%.

We have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our focus on localizing content in international markets. We expect our international user growth to continue to outpace U.S. user growth in the near term. The impact of the COVID-19 pandemic on user growth remains difficult to measure and predict, and we are unable to predict the extent to which new or existing users will maintain their engagement once the pandemic has subsided.
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
Quarterly Average Revenue per User

For the year ended December 31, 2020, global ARPU was $4.26, which represents an increase of 12% compared to the year ended December 31, 2019. For the year ended December 31, 2020, U.S. ARPU was $15.34 and international ARPU was $0.88, which represent increases of 27% and 62%, respectively, compared to the year ended December 31, 2019.
We use MAUs and ARPU to assess the growth and health of our overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.
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
We may face challenges enhancing the quality of engagement and increasing the size of our user base, including competition from alternative products and services, saturation of existing markets, difficulties scaling in international markets, a lack of sufficiently relevant content available on Pinterest, actions by external parties (such as changes in search engine methodologies and policies, changes in terms of online application stores and disruptions in single sign-on access) or changes in regulations (which require changes to our products in a manner that negatively impacts our user growth, retention and engagement). We expect long-term revenue growth will be driven more by the quality of user engagement and higher monetization of users than by sheer growth of users. To the extent our user growth slows, our revenue growth will become increasingly dependent on our ability to increase the quality of user engagement.
Growth in Monetization. Monetization trends, which are reflected in ARPU, are a key factor that affects our revenue and financial results.
We are in the early stages of our monetization efforts. We are focused on helping advertisers of all sizes succeed on Pinterest and expanding our sales efforts to reach advertisers in additional international markets, with an initial focus on Western Europe and other select markets to follow. Our investments in tools are focused on helping advertisers with ad creation, campaign scaling and measurement.
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
Investment in Talent. Our business relies on our ability to attract and retain talent. As of December 31, 2020, we had 2,545 full-time employees, an increase of 15% compared to December 31, 2019. For information, see "Talent Management and Development" in section Item 1. Business, which is incorporated herein by reference.
Competition. We face significant competition in almost every aspect of our business. We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We also compete for advertising revenue across a variety of formats. We must compete effectively for users and advertisers in order to grow our business and increase our revenue. For more information, see "Our Competition" in section Item 1. Business and Item 1A. Risk Factors, which are incorporated herein by reference.
Seasonality. We experience seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter, though we did not experience typical seasonal trends and saw an increase in active user growth in the second quarter of 2020 due to shelter-in-place orders related to the COVID-19 pandemic. Industry advertising spend tends to be strongest in the fourth quarter, and we observe a similar pattern in our historical advertising revenue. Significant user and monetization growth has partially offset these trends in historical periods, and thus we expect the impact of seasonality to be more pronounced in the future.
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
As of December 31, 2020, we had $742.7 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.0 years.
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
Sales and Marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing, and customer service functions, advertising and promotional expenditures, professional services and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
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
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,692,658	$1,142,761	$755,932
Costs and expenses (1):
Cost of revenue	449,358	358,903	241,584
Research and development	606,194	1,207,059	251,662
Sales and marketing	442,807	611,590	259,929
General and administrative	336,803	354,075	77,478
Total costs and expenses	1,835,162	2,531,627	830,653
Loss from operations	(142,504)	(1,388,866)	(74,721)
Interest income	16,119	30,164	13,152
Interest expense and other income (expense), net	(635)	(2,137)	(995)
Loss before provision for income taxes	(127,020)	(1,360,839)	(62,564)
Provision for income taxes	1,303	532	410
Net loss	$(128,323)	$(1,361,371)	$(62,974)
Adjusted EBITDA (2)	$305,004	$16,706	$(39,003)

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$7,865	$31,758	$83
Research and development	218,718	867,191	13,155
Sales and marketing	35,645	239,315	784
General and administrative	58,792	239,517	837
Total share-based compensation	$321,020	$1,377,781	$14,859
(2)See “Selected Financial Data—Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	27	31	32
Research and development	36	106	33
Sales and marketing	26	54	34
General and administrative	20	31	10
Total costs and expenses	108	222	110
Loss from operations	(8)	(122)	(10)
Interest income	1	3	2
Interest expense and other income (expense), net	—	—	—
Loss before provision for income taxes	(8)	(119)	(8)
Provision for income taxes	—	—	—
Net loss	(8)%	(119)%	(8)%

Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Revenue	$1,692,658	$1,142,761	48%
Revenue for the year ended December 31, 2020 increased by $549.9 million compared to the year ended December 31, 2019. Revenue growth was driven by a 12% increase in ARPU supported by a 37% increase in MAUs. These resulted in a 27% increase in the number of advertisements served and a 17% increase in the price of advertisements.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, revenue based on our estimate of the geographic location of our users increased by 39% in the United States to $1,424.5 million driven by a 27% increase in U.S. ARPU supported by an 11% increase in U.S. MAUs. International revenue increased by 129% to $268.2 million driven by a 62% increase in international ARPU supported by a 46% increase in international MAUs.
Cost of Revenue

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Cost of revenue	$449,358	$358,903	25%
Percentage of revenue	27%	31%
Cost of revenue for the year ended December 31, 2020 increased by $90.5 million compared to the year ended December 31, 2019. The increase was primarily due to higher absolute hosting costs due to user growth offset by a $23.9 million decrease in share-based compensation expense due to our IPO in 2019.

Research and Development

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Research and development	$606,194	$1,207,059	(50)%
Percentage of revenue	36%	106%
Research and development for the year ended December 31, 2020 decreased by $600.9 million compared to the year ended December 31, 2019. The decrease was primarily due to a $648.5 million decrease in share-based compensation expense due to our IPO in 2019 offset by a 17% increase in average headcount, which drove higher personnel expenses, as well as higher consulting expenses.
Sales and Marketing

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Sales and marketing	$442,807	$611,590	(28)%
Percentage of revenue	26%	54%
Sales and marketing for the year ended December 31, 2020 decreased by $168.8 million compared to the year ended December 31, 2019. The decrease was primarily due to a $203.7 million decrease in share-based compensation expense due to our IPO in 2019 and lower marketing expenses, offset by a 22% increase in average headcount, which drove higher personnel expenses.
General and Administrative

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
General and administrative	$336,803	$354,075	(5)%
Percentage of revenue	20%	31%
General and administrative for the year ended December 31, 2020 decreased by $17.3 million compared to the year ended December 31, 2019. The decrease was primarily due to a $180.7 million decrease in share-based compensation expense due to our IPO in 2019, offset by a one-time payment of $89.5 million for the termination of a future lease contract, a $22.5 million settlement with our former Chief Operating Officer, an increase in outside advisor and legal-related expenses, and a 14% increase in average headcount, which drove higher personnel expenses.
Other Income

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Interest income	$16,119	$30,164	(47)%
Interest expense and other income (expense)	(635)	(2,137)	70%
Other income	$15,484	$28,027	(45)%
Other income for the year ended December 31, 2020 decreased by $12.5 million compared to the year ended December 31, 2019. The decrease was primarily due to lower returns on our marketable securities as a result of lower interest rates.

Provision for Income Taxes

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Provision for income taxes	$1,303	$532	145%
Provision for income taxes was primarily due to profits generated by our foreign subsidiaries.
Net Loss and Adjusted EBITDA

	Year Ended December 31,
	2020	2019	% change

	(in thousands)
Net loss	$(128,323)	$(1,361,371)	91%
Adjusted EBITDA	$305,004	$16,706	1726%
Net loss for the year ended December 31, 2020 was $(128.3) million, as compared to $(1,361.4) million for the year ended December 31, 2019. Adjusted EBITDA was $305.0 million for the year ended December 31, 2020, as compared to $16.7 million for the year ended December 31, 2019, due to the factors described above. See “Selected Financial Data—Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2020. Our unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical operating data may not be indicative of our future performance.

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019 (1)	Mar. 31, 2019

	(in thousands, except per share amounts)
Revenue	$705,617	$442,616	$272,485	$271,940	$399,898	$279,703	$261,249	$201,911
Costs and expenses (2):
Cost of revenue	129,023	112,844	108,259	99,232	96,274	83,520	105,415	73,694
Research and development	163,710	160,187	136,593	145,704	165,033	167,703	801,879	72,444
Sales and marketing	120,766	118,531	86,483	117,027	127,537	110,740	296,919	76,394
General and administrative (3)	86,969	148,087	45,680	56,067	54,241	51,450	224,179	24,205
Total costs and expenses	500,468	539,649	377,015	418,030	443,085	413,413	1,428,392	246,737
Income (loss) from operations	205,149	(97,033)	(104,530)	(146,090)	(43,187)	(133,710)	(1,167,143)	(44,826)
Interest income	1,854	2,896	4,218	7,151	8,141	9,837	8,127	4,059
Interest expense and other income (expense), net	1,509	(51)	(16)	(2,077)	(133)	(1,056)	(448)	(500)
Income (loss) before provision for income taxes	208,512	(94,188)	(100,328)	(141,016)	(35,179)	(124,929)	(1,159,464)	(41,267)
Provision for (benefit from) income taxes	671	32	420	180	539	(197)	37	153
Net income (loss)	$207,841	$(94,220)	$(100,748)	$(141,196)	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)
Net income (loss) per share attributable to common stockholders:	$207,841	$(94,220)	$(100,748)	$(141,196)	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)
Basic	$0.34	$(0.16)	$(0.17)	$(0.25)	$(0.06)	$(0.23)	$(2.62)	$(0.33)
Diluted	$0.30	$(0.16)	$(0.17)	$(0.25)	$(0.06)	$(0.23)	$(2.62)	$(0.33)
Adjusted EBITDA (4)	$299,182	$93,042	$(33,900)	$(53,320)	$77,308	$3,871	$(26,037)	$(38,436)

(1)Upon pricing our IPO, the performance condition for RSUs granted under our 2009 Plan was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the three months ended June 30, 2019, we recorded total share-based compensation expense of $1,134.6 million.
(2)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Cost of revenue	$1,816	$2,298	$2,325	$1,426	$2,018	$1,568	$28,157	$15
Research and development	62,097	61,357	46,358	48,906	73,030	83,539	709,996	626
Sales and marketing *	11,842	11,958	(2,074)	13,919	15,915	21,243	202,128	29
General and administrative	10,464	16,019	15,536	16,773	21,237	23,938	194,318	24
Total share-based compensation	$86,219	$91,632	$62,145	$81,024	$112,200	$130,288	$1,134,599	$694

*Share-based compensation expense was negative for the three months ended June 30, 2020 due to the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer.

(3)In August 2020, we entered into an agreement to terminate a future lease contract which involved a one-time payment of $89.5 million.
(4)The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (Loss)	$207,841	$(94,220)	$(100,748)	$(141,196)	$(35,718)	$(124,732)	$(1,159,501)	$(41,420)
Depreciation and amortization	7,814	8,943	8,485	11,746	8,295	7,293	6,507	5,696
Share-based compensation	86,219	91,632	62,145	81,024	112,200	130,288	1,134,599	694
Interest income	(1,854)	(2,896)	(4,218)	(7,151)	(8,141)	(9,837)	(8,127)	(4,059)
Interest expense and other (income) expense, net	(1,509)	51	16	2,077	133	1,056	448	500
Provision for (benefit from) income taxes	671	32	420	180	539	(197)	37	153
Termination of future lease contract	—	89,500	—	—	—	—	—	—
Adjusted EBITDA	$299,182	$93,042	$(33,900)	$(53,320)	$77,308	$3,871	$(26,037)	$(38,436)
The following table sets forth the components of our unaudited quarterly consolidated statements of operations (as a percentage of revenue):

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	25	40	36	24	30	40	36
Research and development	23	36	50	54	41	60	307	36
Sales and marketing	17	27	32	43	32	40	114	38
General and administrative	12	33	17	21	14	18	86	12
Total costs and expenses	71	122	138	154	111	148	547	122
Income (loss) from operations	29	(22)	(38)	(54)	(11)	(48)	(447)	(22)
Interest income	—	1	2	3	2	4	3	2
Interest expense and other income (expense), net	—	—	—	(1)	—	—	—	—
Income (loss) before provision for income taxes	30	(21)	(37)	(52)	(9)	(45)	(444)	(20)
Provision for (benefit from) income taxes	—	—	—	—	—	—	—	—
Net Income (loss)	29%	(21)%	(37)%	(52)%	(9)%	(45)%	(444)%	(21)%

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2020, we had $1,760.3 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2020, $82.1 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of December 31, 2020.
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
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we continue to monitor the effects of the COVID-19 pandemic on our working capital needs and may require additional capital resources in the future. In addition, the COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive, and we may not be able to obtain such financing on terms acceptable to us or at all.
For the years ended December 31, 2020, 2019 and 2018, our net cash flows were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$28,826	$657	$(60,369)
Investing activities	$(47,623)	$(586,501)	$114,063
Financing activities	$19,638	$1,128,198	$(2,216)

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $28.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items offset by an increase in accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities decreased by $538.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increased proceeds from maturities of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds from our IPO, tax withholdings on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities decreased by $1,108.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the net proceeds related to our IPO in 2019 offset by a decrease in tax withholdings on release of RSUs.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases	$231,006	$52,472	$56,783	$24,242	$97,509
Total	$231,006	$52,472	$56,783	$24,242	$97,509
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. In August 2020, we entered into an agreement to terminate the lease which involved a one-time payment of $89.5 million. As a result of the termination, we eliminated potential future total minimum lease payments of approximately $440.0 million.
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
Some of our estimates may require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease at inception and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
Recent Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements for recent accounting pronouncements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018.
Interest Rate Risk
As of December 31, 2020, we held cash, cash equivalents and marketable securities of $1,760.3 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $7.6 million and $5.8 million as of December 31, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data
PINTEREST, INC.
The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2021, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenues by delivering ads on the Pinterest website and mobile application. Revenue is recognized after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis, views an ad contracted on a cost per thousand impressions basis or views a video ad contracted on a cost per view basis.

The Company’s revenue recognition process utilizes complex proprietary systems and tools for the initiation, processing, delivery and recording of advertising transactions which includes a high volume of transactions. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which require significant audit effort. Also, the identification and evaluation of non-standard terms and conditions requires incremental judgements to determine the distinct performance obligations and potential impact to the timing of revenue recognition.

How We Addressed the Matter in Our Audit	With the support of our information technology professionals, we identified and tested the relevant systems and tools used for the determination of initiation, processing, delivery of advertisements and recording of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems. We further obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of non-standard terms and conditions and the resulting impact on timing and amount of revenue recognition.

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s revenue and billing systems, and comparing revenue recognized to accounts receivables and cash receipts. Additionally, we examined standard customer terms and conditions and we selected a sample of non-standard contractual arrangements to test that all distinct performance obligations were identified and to test the timing and amount of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 4, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss , redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 4, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Francisco, California
February 4, 2021

PINTEREST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$669,230	$649,666
Marketable securities	1,091,076	1,063,679
Accounts receivable, net of allowances of $8,811 and $2,851 as of December 31, 2020 and 2019, respectively	563,733	316,367
Prepaid expenses and other current assets	33,502	37,522
Total current assets	2,357,541	2,067,234
Property and equipment, net	69,375	91,992
Operating lease right-of-use assets	155,916	188,251
Goodwill and intangible assets, net	13,562	14,576
Restricted cash	9,110	25,339
Other assets	3,955	5,925
Total assets	$2,609,459	$2,393,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,491	$34,334
Accrued expenses and other current liabilities	155,340	141,823
Total current liabilities	204,831	176,157
Operating lease liabilities	139,321	173,392
Other liabilities	22,936	20,063
Total liabilities	367,088	369,612

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 530,140 and 360,850 shares issued and outstanding as of December 31, 2020 and 2019, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 96,232 and 209,054 shares issued and outstanding as of December 31, 2020 and 2019, respectively	6	6
Additional paid-in capital	4,574,934	4,229,778
Accumulated other comprehensive income	2,480	647
Accumulated deficit	(2,335,049)	(2,206,726)
Total stockholders’ equity	2,242,371	2,023,705
Total liabilities and stockholders’ equity	$2,609,459	$2,393,317

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,692,658	$1,142,761	$755,932
Costs and expenses:
Cost of revenue	449,358	358,903	241,584
Research and development	606,194	1,207,059	251,662
Sales and marketing	442,807	611,590	259,929
General and administrative	336,803	354,075	77,478
Total costs and expenses	1,835,162	2,531,627	830,653
Loss from operations	(142,504)	(1,388,866)	(74,721)
Interest income	16,119	30,164	13,152
Interest expense and other income (expense), net	(635)	(2,137)	(995)
Loss before provision for income taxes	(127,020)	(1,360,839)	(62,564)
Provision for income taxes	1,303	532	410
Net loss	$(128,323)	$(1,361,371)	$(62,974)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(3.24)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	596,264	420,473	127,091

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(128,323)	$(1,361,371)	$(62,974)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	1,670	2,057	(443)
Change in foreign currency translation adjustment	163	11	(212)
Comprehensive loss	$(126,490)	$(1,359,303)	$(63,629)

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	308,373	$1,465,399	126,771	$1	$236,682	$(766)	$(782,381)	$(546,464)
Issuance of common stock for cash upon exercise of stock options, net	—	—	527	—	671	—	—	671
Share-based compensation	—	—	—	—	14,859	—	—	14,859
Other comprehensive loss	—	—	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	—	—	(62,974)	(62,974)
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	28,084	1	—	—	—	1
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(475,015)	—	—	(475,015)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	19,650	—	41,344	—	—	41,344
Share-based compensation	—	—	—	—	1,377,781	—	—	1,377,781
Other comprehensive income	—	—	—	—	—	2,068	—	2,068
Net loss	—	—	—	—	—	—	(1,361,371)	(1,361,371)
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	—	—	19,890	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(56,894)	—	—	(56,894)
Issuance of common stock for cash upon exercise of stock options, net	—	—	34,149	—	78,282	—	—	78,282
Issuance of common stock related to charitable contributions	—	—	150	—	2,748	—	—	2,748
Issuance of restricted stock awards, net	—	—	2,279	—	—	—	—	—
Share-based compensation	—	—	—	—	321,020	—	—	321,020
Other comprehensive income	—	—	—	—	—	1,833	—	1,833
Net loss	—	—	—	—	—	—	(128,323)	(128,323)
Balance as of December 31, 2020	—	$—	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(128,323)	$(1,361,371)	$(62,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,988	27,791	20,859
Share-based compensation	321,020	1,377,781	14,859
Other	11,080	(3,990)	1,027
Changes in assets and liabilities:
Accounts receivable	(253,173)	(94,224)	(86,094)
Prepaid expenses and other assets	4,128	7,161	18,142
Operating lease right-of-use assets	41,898	32,378	18,492
Accounts payable	15,721	11,636	6,533
Accrued expenses and other liabilities	23,647	31,890	26,336
Operating lease liabilities	(44,160)	(28,395)	(17,549)
Net cash provided by (used in) operating activities	28,826	657	(60,369)
Investing activities
Purchases of property and equipment and intangible assets	(17,401)	(33,783)	(22,194)
Purchases of marketable securities	(1,216,260)	(1,075,875)	(518,711)
Sales of marketable securities	265,422	162,198	94,381
Maturities of marketable securities	920,300	360,959	561,087
Other investing activities	316	—	(500)
Net cash provided by (used in) investing activities	(47,623)	(586,501)	114,063
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	1,573,200	—
Proceeds from exercise of stock options, net	78,282	41,344	671
Shares repurchased for tax withholdings on release of restricted stock units	(56,894)	(475,015)	—
Fees paid for revolving credit facility	—	—	(2,552)
Payment of deferred offering costs and other financing activities	(1,750)	(11,331)	(335)
Net cash provided by (used in) financing activities	19,638	1,128,198	(2,216)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	327	99	(157)
Net increase in cash, cash equivalents, and restricted cash	1,168	542,453	51,321
Cash, cash equivalents, and restricted cash, beginning of period	677,743	135,290	83,969
Cash, cash equivalents, and restricted cash, end of period	$678,911	$677,743	$135,290

Supplemental cash flow information
Accrued property and equipment	$820	$4,772	$1,884
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$15,089	$76,387	$11,416

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$669,230	$649,666	$122,509
Restricted cash included in prepaid expenses and other current assets	571	2,738	1,057
Restricted cash	9,110	25,339	11,724
Total cash, cash equivalents, and restricted cash	$678,911	$677,743	$135,290

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
Upon pricing our IPO, the performance condition for restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") was deemed satisfied, and we recorded cumulative share-based compensation expense for those RSUs for which the service condition had been satisfied at that date. For the years ended December 31, 2020, 2019 and 2018, we recorded total share-based compensation expense of $321.0 million, $1,377.8 million and $14.9 million, respectively.
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
Some of our estimates may require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources.
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
Deferred revenue was not material as of December 31, 2020 and 2019.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $30.3 million, $55.0 million and $19.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
We classify our marketable securities as available-for-sale investments in our current assets because they are available for use to support current operations. We carry our marketable investments at fair value and record unrealized gains or losses, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). We determine realized gains and losses on the sale of marketable investments using a specific identification method and record these and any expected credit losses in interest expense and other income (expense), net.
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
•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
•Level 2: Observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or inputs that are derived principally from or corroborated by observable market data or other means
•Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities
Accounts Receivable, Net of Allowances
We record accounts receivable at the original invoiced amount. We maintain an allowance for credit losses for any receivables we may be unable to collect. We estimate uncollectible receivables based on our receivables’ age, our customers’ credit quality and current economic conditions, among other factors that may affect our customers’ ability to pay. We also maintain an allowance for sales credits, which we determine based on historical credits issued to customers. We include the allowances for credit losses and sales credits in accounts receivable, net in the consolidated balance sheets.
Property and Equipment
We carry property and equipment at cost less accumulated depreciation and calculate depreciation using the straight-line method over our assets’ estimated useful lives, which are generally:

Property and Equipment	Useful Life
Computer and network equipment	3 years
Furniture and fixtures	4 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases and Operating Lease Incremental Borrowing Rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease at inception and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). We record foreign exchange gains and losses in interest expense and other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2020 and December 31, 2018. One customer accounted for 10% of our revenue for the year ended December 31, 2019.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2020, 2019 and 2018.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We adopted ASU 2016-13 as of January 1, 2020, using the modified retrospective method, and while the effects of adoption on our consolidated financial statements were not material, we continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. We elected to early adopt ASU 2019-12 effective as of January 1, 2020, and the effects of adoption on our consolidated financial statements were not material.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$352,061	$—	$—	$352,061
Money market funds	225,643	—	—	225,643
Commercial paper	48,530	2	—	48,532
U.S. treasury securities	39,997	1	—	39,998
Certificates of deposit	2,996	—	—	2,996
Total cash and cash equivalents	669,227	3	—	669,230
Marketable securities:
Corporate bonds	452,723	1,782	(18)	454,487
U.S. treasury securities	202,795	260	(1)	203,054
Commercial paper	234,170	86	(3)	234,253
Certificates of deposit	134,828	57	(3)	134,882
Municipal securities	17,604	22	(7)	17,619
U.S. agency bonds	16,012	6	—	16,018
Non-U.S. government and supranational bonds	15,938	13	(1)	15,950
Asset-backed securities	14,752	61	—	14,813
Total marketable securities	1,088,822	2,287	(33)	1,091,076
Total	$1,758,049	$2,290	$(33)	$1,760,306

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$323,194	$—	$—	$323,194
Money market funds	214,413	—	—	214,413
Commercial paper	105,359	1	(6)	105,354
Corporate bonds	3,792	—	(1)	3,791
Certificates of deposit	2,914	—	—	2,914
Total cash and cash equivalents	649,672	1	(7)	649,666
Marketable securities:
Corporate bonds	449,496	981	(44)	450,433
U.S. treasury securities	201,561	88	(9)	201,640
Commercial paper	196,304	31	(7)	196,328
Asset-backed securities	114,425	188	(14)	114,599
Certificates of deposit	100,647	38	(6)	100,679
Total marketable securities	1,062,433	1,326	(80)	1,063,679
Total	$1,712,105	$1,327	$(87)	$1,713,345
Our allowance for credit losses for our marketable securities was not material as of December 31, 2020 and 2019. We continue to monitor the effects of the COVID-19 pandemic on expected credit losses.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2020
Due in one year or less	$787,395
Due after one to five years	303,681
Total	$1,091,076
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$225,643	$—	$—	$225,643
Commercial paper	—	48,532	—	48,532
U.S. treasury securities	39,998	—	—	39,998
Certificates of deposit	—	2,996	—	2,996
Marketable securities:
Corporate bonds	—	454,487	—	454,487
Commercial paper	—	234,253	—	234,253
U.S. treasury securities	203,054	—	—	203,054
Certificates of deposit	—	134,882	—	134,882
Municipal securities	—	17,619	—	17,619
U.S. agency bonds	—	16,018	—	16,018
Non-U.S. government and supranational bonds	—	15,950	—	15,950
Asset-backed securities	—	14,813	—	14,813
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Restricted cash:
Certificates of deposit	$—	$9,110	$—	$9,110

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$214,413	$—	$—	$214,413
Commercial paper	—	105,354	—	105,354
Corporate bonds	—	3,791	—	3,791
Certificates of deposit	—	2,914	—	2,914
Marketable securities:
Corporate bonds	—	450,433	—	450,433
U.S. treasury securities	201,640	—	—	201,640
Commercial paper	—	196,328	—	196,328
Asset-backed securities	—	114,599	—	114,599
Certificates of deposit	—	100,679	—	100,679
Prepaid expenses and other current assets:
Certificates of deposit	—	2,738	—	2,738
Restricted cash:
Certificates of deposit	$—	$25,339	$—	$25,339
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
4. Other Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$101,242	$109,807
Furniture and fixtures	24,516	22,353
Computer and network equipment	27,230	22,963
Total property and equipment	152,988	155,123
Less: accumulated depreciation	(83,770)	(73,270)
Construction in progress	157	10,139
Property and equipment, net	$69,375	$91,992
Depreciation expense was $36.0 million, $26.3 million and $20.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2020	2019
Accrued hosting expenses	$39,233	$27,322
Accrued compensation	33,215	26,574
Operating lease liabilities	43,633	46,527
Other accrued expenses	39,259	41,400
Accrued expenses and other current liabilities	$155,340	$141,823

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets, Net
Goodwill was unchanged during the years ended December 31, 2020 and 2019.
Intangible assets, net consists of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$9,037	$(2,380)	$6,657	9.1 years
Acquired technology and other intangibles	4,385	(4,385)	—	1.5 years
Total intangible assets, net	$13,422	$(6,765)	$6,657

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$9,037	$(1,370)	$7,667	9.1 years
Acquired technology and other intangibles	4,385	(4,381)	4	1.5 years
Total intangible assets, net	$13,422	$(5,751)	$7,671

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $1.0 million, $1.5 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense as of December 31, 2020, is as follows (in thousands):

Intangible Asset Amortization
2021	$1,009
2022	1,009
2023	1,009
2024	1,009
2025	999
Thereafter	1,622
Total	$6,657

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Commitments and Contingencies
As of December 31, 2020, our non-cancelable contractual commitments, consisting of operating leases, are as follows (in thousands):

Total Commitments
2021	$52,472
2022	35,224
2023	21,559
2024	11,942
2025	12,300
Thereafter	97,509
Total	$231,006

Operating Leases
In March 2019, we entered into a lease for approximately 490,000 square feet of office space to be constructed near our current headquarters campus in San Francisco, California. In August 2020, we entered into an agreement to terminate the lease which involved a one-time payment of $89.5 million. As a result of the termination, we eliminated potential future total minimum lease payments of approximately $440.0 million.
Legal Matters
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business, including those described below. While the results of legal matters are inherently uncertain, we do not believe there is a reasonable possibility that the ultimate resolution of these matters, either individually or in aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.
On November 23, 2020, Pinterest and our CEO and Chief Financial Officer were named as defendants in a putative securities class action filed in the U.S. District Court for the Northern District of California. The lawsuit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that defendants made material false and misleading public statements about our revenue and user growth in 2019. The complaint seeks damages, litigation costs, and interest. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In November and December 2020, certain or our executives and members of our board of directors were named as defendants in derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2020. We have not issued any letters of credit against the revolving credit facility and are in compliance with all covenants under the revolving credit facility as of December 31, 2020.
Letters of Credit
We had $7.5 million and $25.5 million of secured letters of credit outstanding as of December 31, 2020 and 2019, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in prepaid expenses and other current assets or restricted cash in our consolidated balance sheets based on the term of the remaining restriction.
7. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2021 and 2033. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease cost:
Operating lease cost	$51,285	$40,257	$27,469
Short-term lease cost	3,933	3,456	2,765
Total	$55,218	$43,713	$30,234
The weighted-average remaining term of our operating leases was 8.1 years and 8.1 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 4.8% and 4.6% as of December 31, 2020 and 2019, respectively.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2020, are as follows (in thousands):

Operating Leases
2021	$51,396
2022	35,224
2023	21,559
2024	11,942
2025	12,300
Thereafter	97,509
Total lease payments	229,930
Less imputed interest	(46,976)
Total operating lease liabilities	$182,954

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash payments included in the measurement of our operating lease liabilities were $54.3 million, $38.4 million and $26.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, we have not entered into any material leases that have not yet commenced.
8. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Stock Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2020.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 99,801,162 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2020.
The number of shares of our Class A common stock available for issuance under the 2019 Plan will be increased by the number of shares of our Class B common stock subject to awards outstanding under our 2009 Plan that would, but for the terms of the 2019 Plan, have returned to the share reserves of the 2009 Plan pursuant to the terms of such awards, including as the result of forfeiture, repurchase, expiration or retention by us in order to satisfy an award’s exercise price or tax withholding obligations. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors.
Stock Option Activity
Stock option activity during the year ended December 31, 2020, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2019	56,966	$2.25	3.5	$933,299
Granted	1,130	22.35
Exercised	(34,149)	2.29
Outstanding as of December 31, 2020	23,947	$3.15	2.9	$1,502,604
Exercisable as of December 31, 2020	23,099	$2.45	2.7	$1,465,680

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018, was $3.3 million, $2.2 million and $18.6 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $1,023.9 million, $425.1 million and $5.9 million, respectively.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the year ended December 31, 2020, was as follows (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	56,791	$20.19
Granted	31,224	19.75
Released	(23,304)	19.57
Forfeited	(10,632)	18.89
Outstanding as of December 31, 2020	54,079	$20.45
Share-Based Compensation
Share-based compensation expense during the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$7,865	$31,758	$83
Research and development	218,718	867,191	13,155
Sales and marketing	35,645	239,315	784
General and administrative	58,792	239,517	837
Total share-based compensation	$321,020	$1,377,781	$14,859
As of December 31, 2020, we had $742.7 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.0 years.
9. Net Loss Per Share Attributable to Common Stockholders
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
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Common
Numerator:
Net loss attributable to common stockholders	$(96,499)	$(31,824)	$(459,412)	$(901,959)	$(62,974)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	448,392	147,872	141,894	278,579	127,091
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.22)	$(3.24)	$(3.24)	$(0.50)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	95,469	308,373
Outstanding stock options	40,067	72,999	76,911
Unvested restricted stock units and restricted stock awards	63,603	69,800	68,795
Redeemable convertible preferred stock warrants	—	77	158
Common stock warrants	—	—	96
Total	103,670	238,345	454,333

10. Income Taxes
The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$49,973	$(1,266,677)	$(31,641)
Foreign	(176,993)	(94,162)	(30,923)
Loss before provision for income taxes	$(127,020)	$(1,360,839)	$(62,564)

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	79	—	—
Foreign	691	1,677	500
Total current tax expense	770	1,677	500
Deferred:
Federal	654	(555)	4
State	5	(76)	4
Foreign	(126)	(514)	(98)
Total deferred tax expense (benefit)	533	(1,145)	(90)
Provision for income taxes	$1,303	$532	$410
The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	$(26,674)	$(285,776)	$(13,138)
State income taxes, net of benefit	84	(77)	4
Foreign losses not benefited	37,716	20,932	6,891
Permanent book/tax differences	1,051	2,453	1,967
Legal settlement	2,290	—	—
Share-based compensation	(303,245)	(84,366)	(864)
Change in valuation allowance	352,410	422,315	15,952
Tax credits	(63,205)	(74,399)	(10,460)
Other	876	(550)	58
Provision for income taxes	$1,303	$532	$410
The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$784,721	$416,709
Research tax credits	269,658	167,489
Reserves, accruals, and other	18,106	15,960
Lease obligation	44,446	52,734
Share-based compensation	96,932	133,067
Total deferred tax assets	1,213,863	785,959
Less: valuation allowance	(1,176,910)	(737,003)
Deferred tax assets, net of valuation allowance	36,953	48,956
Deferred tax liabilities:
Depreciation and amortization	(34,576)	(46,398)
Prepaid expenses	(1,523)	(1,862)
Total deferred tax liabilities	(36,099)	(48,260)
Net deferred tax assets	$854	$696
In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to an Irish subsidiary where our international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in foreign deferred tax assets. As of December 31, 2020, we believe it is more likely than not that these additional foreign deferred tax assets will not be realized and, therefore, are offset by a full valuation allowance.
Due to our history of losses we believe it is more likely than not that our U.S. and Irish deferred tax assets will not be realized as of December 31, 2020. Accordingly, we have established a full valuation allowance on our U.S. and Irish deferred tax assets. Our valuation allowance increased by $439.9 and $520.1 million during the years ended December 31, 2020 and 2019, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period.
As of December 31, 2020, we had federal, California and other state net operating loss carryforwards of $3,282.2 million, $405.6 million and $1214.9 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2020, we had $37.9 million of Irish net operating loss carryforwards that can be carried forward indefinitely.
As of December 31, 2020, we had federal and California research and development credit carryforwards of $241.6 million and $181.7 million, respectively. If not utilized, our federal carryforwards will begin to expire in 2030. Our California carryforwards do not expire.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2018	$38,550
Decreases for tax positions of prior years	(50)
Increases for tax positions of current year	90,685
Balance as of December 31, 2019	$129,185
Increases for tax positions of prior years	886
Decreases for tax positions of prior years	(37,250)
Increases for tax positions of current year	47,339
Balance as of December 31, 2020	$140,160

On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit. and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision to the Supreme Court and on June 22, 2020, the Supreme Court denied the petition. As a result of the Supreme Court’s action, our U.S. deferred tax asset related to net operating losses was reduced by $24.4 million and we no longer consider this to be an uncertain tax position. There is no impact on our effective tax rate for the year ended December 31, 2020, due to our full valuation allowance against our deferred tax assets.
Recognizing the $140.2 million of gross unrecognized tax benefits we had as of December 31, 2020 would not affect our effective tax rate as their recognition would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2020 and 2019.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2015 and forward. The Internal Revenue Service has started an examination of our U.S. consolidated federal income tax return for calendar year 2018. We believe that we have adequately reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations.
We have not recognized deferred taxes for the difference between the financial reporting basis and the tax basis of our investment in our foreign subsidiaries because we have the ability and intent to maintain our investments for the foreseeable future.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$1,404,282	$1,010,186	$697,170
International(1)	288,376	132,575	58,762
Total revenue	$1,692,658	$1,142,761	$755,932

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2020	2019
United States	$213,831	$266,763
International(1)	11,460	13,480
Total property and equipment, net and operating lease right-of-use assets	$225,291	$280,243

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, while the majority of our employees are working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic. We continue to monitor for and assess any effects the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections titled “Proposal 1 - Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the section titled “Proposal 3 – Advisory Non-Binding Vote on our Named Executive Officers' Compensation” that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section titled “Other Matters” that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the sections titled “Proposal 2 – Ratification of Selection of Independent Auditor” that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Amended and Restated Bylaws of the Company.	8-K	001-38872	3.3	April 23, 2019
4.1	Amended and Restated Investor Rights Agreement among the Company and certain holders of its capital stock, dated as of June 2, 2017.	S-1	333-230458	4.2	March 22, 2019
4.2	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement.	S-1/A	333-230458	10.14	April 8, 2019
10.3	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of November 15, 2018.	S-1	333-230458	10.2	March 22, 2019
10.4+	Employment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of July 14, 2009.	S-1/A	333-230458	10.3	March 29, 2019
10.5+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.6+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Todd Morgenfeld, dated as of September 19, 2016.	S-1/A	333-230458	10.5	March 29, 2019
10.7+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.8+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019

10.9+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-1	333-230458	10.9	March 22, 2019
10.10+	Acceleration Addendum to Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Agreement by and between the Company and Todd Morgenfeld, dated as of December 20, 2017.	S-1	333-230458	10.10	March 22, 2019
10.11+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.12+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.13+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.14+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.15+	Non-Employee Director Compensation Policy.	S-1/A	333-230458	10.13	April 8, 2019
10.16+	Form of Executive Severance & Change in Control Agreement.	S-1/A	333-230458	10.14	April 8, 2019
10.17+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
21.1	List of Subsidiaries of Pinterest, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(a) and 15d-14(a),					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 4, 2021	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

POWER OF ATTORNEY
The undersigned directors and officers of Pinterest, Inc. hereby constitute and appoint Benjamin Silbermann, Todd Morgenfeld and Christine Flores, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Silbermann	Chairman, Co-Founder, President and Chief Executive Officer (Principal Executive Officer)	February 4, 2021
Benjamin Silbermann

/s/ Jeffrey Jordan	Director	February 4, 2021
Jeffrey Jordan

/s/ Leslie J. Kilgore	Director	February 4, 2021
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 4, 2021
Jeremy S. Levine

/s/ Evan Sharp	Director	February 4, 2021
Evan Sharp

Name	Title	Date

/s/ Michelle Wilson	Director	February 4, 2021
Michelle Wilson

/s/ Fredric G. Reynolds	Director	February 4, 2021
Fredric G. Reynolds

/s/ Gokul Rajaram	Director	February 4, 2021
Gokul Rajaram

/s/ Andrea Wishom	Director	February 4, 2021
Andrea Wishom

/s/ Salaam Coleman Smith	Director	February 4, 2021
Salaam Coleman Smith

/s/ Todd Morgenfeld	Chief Financial Officer and Head of Business Operations	February 4, 2021
Todd Morgenfeld	(Principal Financial Officer)

/s/ Tse Li (Lily) Yang	Chief Accounting Officer (Principal Accounting Officer)	February 4, 2021
Tse Li (Lily) Yang