Form 10-Q
period 2021-03-31
PINTEREST, INC.
filed 2021-04-28
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 23, 2021, there were 547,274,526 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 89,586,440 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “targets,” “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•uncertainty regarding the duration and scope of the coronavirus referred to as the COVID-19 pandemic;
•actions governments and businesses take in response to the COVID-19 pandemic, including actions that could affect levels of user engagement or advertising activity;
•the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic activity;
•the pace of recovery as the COVID-19 pandemic subsides;
•general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;
•the scope and impact of the COVID-19 pandemic on our planned investments, operations, expenses, revenue, cash flow, liquidity and users;
•the effect of general economic and political conditions;
•our financial performance, including revenue, cost and expenses and cash flows;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
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
SUMMARY RISK FACTORS
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
Operation of Our Business. The manner in which we operate our business, including:
•the disruption and harm from the global COVID-19 pandemic, as well as potential challenges of post-pandemic recovery;
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
Financial Statements and Performance. The preparation of our financial statements and our financial and operating performance, including:

•our limited operating history and previously incurred operating losses, anticipated increases to operating costs and expenses and our ability to obtain or maintain profitability;
•fluctuations in our operating results from quarter to quarter;
•our ability to obtain additional financing, if needed and any default on our credit obligations;
•greater than anticipated tax liabilities;
•limitations in our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes; and
•the requirements of being a public company.
Our Common Stock. The rights, restrictions, and structure of, and actions that we may take that impact our common stock, including:
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
•our development of or investment in successful new products or improvements to our existing one;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$913,740	$669,230
Marketable securities	1,119,962	1,091,076
Accounts receivable, net of allowances of $6,842 and $8,811 as of March 31, 2021 and December 31, 2020, respectively	389,206	563,733
Prepaid expenses and other current assets	34,267	33,502
Total current assets	2,457,175	2,357,541
Property and equipment, net	63,337	69,375
Operating lease right-of-use assets	146,150	155,916
Goodwill and intangible assets, net	13,310	13,562
Other assets	12,320	13,065
Total assets	$2,692,292	$2,609,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,585	$49,491
Accrued expenses and other current liabilities	160,415	155,340
Total current liabilities	209,000	204,831
Operating lease liabilities	129,559	139,321
Other liabilities	24,910	22,936
Total liabilities	363,469	367,088
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 545,794 and 530,140 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 89,535 and 96,232 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	4,684,227	4,574,934
Accumulated other comprehensive income	1,313	2,480
Accumulated deficit	(2,356,723)	(2,335,049)
Total stockholders’ equity	2,328,823	2,242,371
Total liabilities and stockholders’ equity	$2,692,292	$2,609,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$485,230	$271,940
Costs and expenses:
Cost of revenue	133,470	99,232
Research and development	171,728	145,704
Sales and marketing	130,322	117,027
General and administrative	72,618	56,067
Total costs and expenses	508,138	418,030
Loss from operations	(22,908)	(146,090)
Interest income	1,492	7,151
Interest expense and other income (expense), net	(1,563)	(2,077)
Loss before provision for (benefit from) income taxes	(22,979)	(141,016)
Provision for (benefit from) income taxes	(1,305)	180
Net loss	$(21,674)	$(141,196)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	628,593	576,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(21,674)	$(141,196)
Other comprehensive loss, net of taxes:
Change in unrealized loss on available-for-sale marketable securities	(987)	(2,535)
Change in foreign currency translation adjustment	(180)	(319)
Comprehensive loss	$(22,841)	$(144,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	5,710	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	2,997	—	9,344	—	—	9,344
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Share-based compensation	—	—	79,459	—	—	79,459
Other comprehensive loss	—	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	—	(21,674)	(21,674)
Balance as of March 31, 2021	635,329	$6	$4,684,227	$1,313	$(2,356,723)	$2,328,823

	Three Months Ended March 31, 2020

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	2,913	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	(44,090)	—	—	(44,090)
Issuance of common stock for cash upon exercise of stock options, net	8,923	—	20,347	—	—	20,347
Issuance of common stock related to charitable contributions	100	—	1,544	—	—	1,544
Share-based compensation	—	—	81,024	—	—	81,024
Other comprehensive loss	—	—	—	(2,854)	—	(2,854)
Net loss	—	—	—	—	(141,196)	(141,196)
Balance as of March 31, 2020	581,840	$6	$4,288,603	$(2,207)	$(2,347,922)	$1,938,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(21,674)	$(141,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,783	11,746
Share-based compensation	79,459	81,024
Non-cash charitable contributions	20,490	1,544
Other	2,029	1,175
Changes in assets and liabilities:
Accounts receivable	176,564	100,991
Prepaid expenses and other assets	(91)	6,624
Operating lease right-of-use assets	10,288	10,879
Accounts payable	(717)	2,613
Accrued expenses and other liabilities	8,298	(4,905)
Operating lease liabilities	(10,850)	(13,205)
Net cash provided by operating activities	270,579	57,290
Investing activities
Purchases of property and equipment and intangible assets	(1,251)	(7,005)
Purchases of marketable securities	(263,170)	(257,593)
Sales of marketable securities	79,831	72,043
Maturities of marketable securities	149,532	250,074
Other investing activities	—	316
Net cash (used in) provided by investing activities	(35,058)	57,835
Financing activities
Proceeds from exercise of stock options, net	9,344	20,347
Shares repurchased for tax withholdings on release of restricted stock units	—	(44,090)
Net cash provided by (used in) financing activities	9,344	(23,743)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(355)	(214)
Net increase in cash, cash equivalents, and restricted cash	244,510	91,168
Cash, cash equivalents, and restricted cash, beginning of period	678,911	677,743
Cash, cash equivalents, and restricted cash, end of period	$923,421	$768,911
Supplemental cash flow information
Accrued property and equipment	$125	$7,831
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$630	$1,242

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$913,740	$740,833
Restricted cash included in prepaid expenses and other current assets	571	4,287
Restricted cash included in other assets	9,110	23,791
Total cash, cash equivalents, and restricted cash	$923,421	$768,911

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
The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
Reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation.
Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
Some of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2020.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$220,235	$—	$—	$220,235
Commercial paper	—	68,554	—	68,554
Marketable securities:
Corporate bonds	—	463,762	—	463,762
U.S. treasury securities	248,119	—	—	248,119
Commercial paper	—	226,870	—	226,870
Certificates of deposit	—	134,883	—	134,883
Municipal securities	—	20,992	—	20,992
Non-U.S. government and supranational bonds	—	10,899	—	10,899
U.S. agency bonds	—	9,995	—	9,995
Asset-backed securities	—	4,442	—	4,442
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Other assets:
Certificates of deposit	$—	$9,110	$—	$9,110

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$225,643	$—	$—	$225,643
Commercial paper	—	48,532	—	48,532
U.S. treasury securities	39,998	—	—	39,998
Certificates of deposit	—	2,996	—	2,996
Marketable securities:
Corporate bonds	—	454,487	—	454,487
Commercial paper	—	234,253	—	234,253
U.S. treasury securities	203,054	—	—	203,054
Certificates of deposit	—	134,882	—	134,882
Municipal securities	—	17,619	—	17,619
U.S. agency bonds	—	16,018	—	16,018
Non-U.S. government and supranational bonds	—	15,950	—	15,950
Asset-backed securities	—	14,813	—	14,813
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Other assets:
Certificates of deposit	$—	$9,110	$—	$9,110
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of March 31, 2021 and December 31, 2020. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2021 and December 31, 2020. We continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2021
Due in one year or less	$834,952
Due after one to five years	285,010
Total	$1,119,962
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
On November 23, 2020, Pinterest and our Chief Executive Officer and Chief Financial Officer were named as defendants in a putative securities class action filed in the U.S. District Court for the Northern District of California. The lawsuit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that defendants made material false and misleading public statements about our revenue and user growth in 2019. The complaint seeks damages, litigation costs, and interest. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On February 26, 2021, plaintiffs filed a consolidated complaint and on April 22, 2021, the defendants moved to dismiss this complaint. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In March 2021, certain of our executives and members of our board of directors were named as defendants in a derivative lawsuit filed in the Delaware Chancery Court. Pinterest was also named as a nominal defendant. The complaint alleges that executives and members of the board breached their fiduciary duties to the company in connection with allegations of gender and racial discrimination at Pinterest. The complaint seeks damages, litigation costs, and interest. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 131,259,692 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2021.
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
Stock Option Activity
Stock option activity during the three months ended March 31, 2021, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2020	23,947	$3.15	2.9	$1,502,604
Exercised	(2,997)	3.12
Outstanding as of March 31, 2021	20,950	$3.15	2.7	$1,484,810
Exercisable as of March 31, 2021	20,174	$2.42	2.4	$1,444,644

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2021 and 2020, was $0.8 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020, was $225.2 million and $179.1 million, respectively.

No stock options were granted during the three months ended March 31, 2021. The total grant-date fair value of stock options granted during the three months ended March 31, 2020 was not material.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2021, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	54,079	$20.45
Granted	854	71.87
Released	(5,782)	20.06
Forfeited	(994)	20.43
Outstanding as of March 31, 2021	48,157	$21.41
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,312	$1,426
Research and development	56,475	48,906
Sales and marketing	11,891	13,919
General and administrative	9,781	16,773
Total share-based compensation	$79,459	$81,024

As of March 31, 2021, we had $704.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.8 years.
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
We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including stock options, RSAs and RSUs to the extent these are dilutive.
We calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(18,432)	$(3,242)	$(93,363)	$(47,833)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	534,554	94,039	381,068	195,234
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.25)	$(0.25)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	22,136	52,581
Unvested restricted stock units and restricted stock awards	52,156	56,412
Total	74,292	108,993

6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three months ended March 31, 2021 and 2020.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2015 and forward. The Internal Revenue Service has started an examination of our U.S. consolidated federal income tax return for calendar years 2018 and 2019. We believe that we have adequately reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$388,246	$234,950
International(1)	96,984	36,990
Total revenue	$485,230	$271,940

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2021	2020
United States	$200,385	$213,831
International(1)	9,102	11,460
Total property and equipment, net and operating lease right-of-use assets	$209,487	$225,291

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
On April 16, 2021, we granted 5,064,727 RSUs with an aggregate grant-date fair value of $386.0 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 3.9 years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including risks and uncertainty regarding the duration and scope of the impact of the COVID-19 pandemic. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2021 are as follows:
•Revenue was $485.2 million, an increase of 78% compared to the three months ended March 31, 2020.
•Monthly active users ("MAUs") were 478 million, an increase of 30% compared to March 31, 2020.
•Share-based compensation expense was $79.5 million, a decrease of $1.6 million compared to the three months ended March 31, 2020.
•Total costs and expenses were $508.1 million.
•Loss from operations was $(22.9) million.
•Net loss was $(21.7) million.
•Adjusted EBITDA was $83.8 million.
•Cash, cash equivalents and marketable securities were $2,033.7 million.
•Headcount was 2,707.
Update on the COVID-19 Pandemic
The COVID-19 pandemic, which resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders, continues to have an impact globally. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These measures also positively impacted Pinner engagement and user growth in both the U.S. and international geographies as people sought online inspiration during the COVID-19 pandemic. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic has begun to slow our U.S. MAU growth and lowered Pinner engagement as compared to the same period in 2020 as people spend less time online.
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

Historically, we have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown significantly as a result of our focus on localizing content in international markets. We expect our international user growth to continue to drive global growth in the near term. The impact of the COVID-19 pandemic on user growth remains difficult to measure and predict, and we are unable to predict the extent to which new or existing users will maintain their engagement as restrictions resulting from the COVID-19 pandemic continue to ease.
Trends in Monetization Metrics
Revenue. We calculate revenue by user geography based on our estimate of the geographic location of our users when they perform a revenue-generating activity. The geography of our users affects our revenue and financial results because we currently only monetize certain countries and currencies and because we monetize different geographies at different average rates. Our revenue in the United States is higher primarily due to our decision to focus our earliest monetization efforts there and also due to the relative size and maturity of the U.S. digital advertising market.
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
Quarterly Average Revenue per User

For the three months ended March 31, 2021, global ARPU was $1.04, which represents an increase of 34% compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, U.S. ARPU was $3.99 and international ARPU was $0.26, which represent increases of 50% and 91%, respectively, compared to the three months ended March 31, 2020.
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
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for (benefit from) income taxes and non-cash charitable contributions.
We use Adjusted EBITDA to evaluate our operating results and for financial and operational decision-making purposes. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that it excludes. We also believe Adjusted EBITDA provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key metrics we use for financial and operational decision-making. We are presenting Adjusted EBITDA to assist investors in seeing our operating results through the eyes of management and because we believe that this measure provides an additional tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. However, our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Loss	$(21,674)	$(141,196)
Depreciation and amortization	6,783	11,746
Share-based compensation	79,459	81,024
Interest income	(1,492)	(7,151)
Interest expense and other (income) expense, net	1,563	2,077
Provision for (benefit from) income taxes	(1,305)	180
Non-cash charitable contributions	20,490	—
Adjusted EBITDA (1)	$83,824	$(53,320)

(1)Non-cash charitable contributions of $1.5 million were not excluded from Adjusted EBITDA for the three months ended March 31, 2020 as these were not material.

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
General and Administrative. General and administrative consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our employees engaged in finance, legal, human resources and other administrative functions, professional services, including outside legal and accounting services, charitable contributions and allocated facilities and other supporting overhead costs.
Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on our cash equivalents and marketable securities and foreign currency exchange gains and losses.
Provision for (Benefit From) Income Taxes. Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes adjusted for discrete items.
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for (benefit from) income taxes and non-cash charitable contributions. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$485,230	$271,940
Costs and expenses (1):
Cost of revenue	133,470	99,232
Research and development	171,728	145,704
Sales and marketing	130,322	117,027
General and administrative	72,618	56,067
Total costs and expenses	508,138	418,030
Loss from operations	(22,908)	(146,090)
Interest income	1,492	7,151
Interest expense and other income (expense), net	(1,563)	(2,077)
Loss before provision for (benefit from) income taxes	(22,979)	(141,016)
Provision for (benefit from) income taxes	(1,305)	180
Net loss	$(21,674)	$(141,196)
Adjusted EBITDA (2)	$83,824	$(53,320)

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,312	$1,426
Research and development	56,475	48,906
Sales and marketing	11,891	13,919
General and administrative	9,781	16,773
Total share-based compensation	$79,459	$81,024
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Costs and expenses:
Cost of revenue	28	36
Research and development	35	54
Sales and marketing	27	43
General and administrative	15	21
Total costs and expenses	105	154
Loss from operations	(5)	(54)
Interest income	—	3
Interest expense and other income (expense), net	—	(1)
Loss before provision for (benefit from) income taxes	(5)	(52)
Provision for (benefit from) income taxes	—	—
Net loss	(4)%	(52)%

Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
Revenue	$485,230	$271,940	78%
Revenue for the three months ended March 31, 2021 increased by $213.3 million compared to the three months ended March 31, 2020. Revenue growth was driven by a 34% increase in ARPU supported by a 30% increase in MAUs. These resulted in a 22% increase in the number of advertisements served and a 46% increase in the price of advertisements.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, revenue based on our estimate of the geographic location of our users increased by 65% in the United States to $390.4 million driven by a 50% increase in U.S. ARPU. International revenue increased by 170% to $94.8 million, driven by a 91% increase in international ARPU supported by a 37% increase in international MAUs.
Cost of Revenue

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
Cost of revenue	$133,470	$99,232	35%
Percentage of revenue	28%	36%
Cost of revenue for the three months ended March 31, 2021 increased by $34.2 million compared to the three months ended March 31, 2020. The increase was primarily due to higher absolute hosting costs due to user growth.

Research and Development

	Three Months Ended March 31,
	2021	2020	% change
	(in thousands)

Research and development	$171,728	$145,704	18%
Percentage of revenue	35%	54%
Research and development for the three months ended March 31, 2021 increased by $26.0 million compared to the three months ended March 31, 2020. The increase was primarily due to a 14% increase in average headcount, which drove higher personnel expenses.
Sales and Marketing

	Three Months Ended March 31,
	2021	2020	% change
	(in thousands)

Sales and marketing	$130,322	$117,027	11%
Percentage of revenue	27%	43%
Sales and marketing for the three months ended March 31, 2021 increased by $13.3 million compared to the three months ended March 31, 2020. The increase was primarily due to a 18% increase in average headcount, which drove higher personnel expenses.
General and Administrative

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
General and administrative	$72,618	$56,067	30%
Percentage of revenue	15%	21%
General and administrative for the three months ended March 31, 2021 increased by $16.6 million compared to the three months ended March 31, 2020. The increase was primarily due to a $18.9 million increase in non-cash charitable contributions.
Other Income (Expense), Net

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
Interest income	$1,492	$7,151	(79)%
Interest expense and other income (expense)	(1,563)	(2,077)	(25)%
Other income (expense), net	$(71)	$5,074	(101)%
Other income (expense), net for the three months ended March 31, 2021 decreased by $5.1 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower returns on our marketable securities as a result of lower interest rates.

Provision for (Benefit From) Income Taxes

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
Provision for (benefit from) income taxes	$(1,305)	$180	(825)%
Provision for (benefit from) income taxes was primarily due to income (losses) generated by our foreign subsidiaries for each of the periods presented.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020	% change

	(in thousands)
Net loss	$(21,674)	$(141,196)	85%
Adjusted EBITDA	$83,824	$(53,320)	257%
Net loss for the three months ended March 31, 2021 was $(21.7) million, as compared to $(141.2) million for the three months ended March 31, 2020. Adjusted EBITDA was $83.8 million for the three months ended March 31, 2021, as compared to $(53.3) million for the three months ended March 31, 2020, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2021, we had $2,033.7 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2021, $94.8 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of March 31, 2021.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we continue to monitor the potential impacts of the COVID-19 pandemic on our working capital needs and may require additional capital resources in the future.
For the three months ended March 31, 2021 and 2020, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$270,579	$57,290
Investing activities	$(35,058)	$57,835
Financing activities	$9,344	$(23,743)

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $213.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in our net loss after adjusting for non-cash reconciling items and an increase in collections of accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $92.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to decreased proceeds from maturities of marketable securities offset by increased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities increased by $33.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the absence of tax remittances on release of RSUs offset by a decrease in proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.
Contractual Obligations
There have been no material changes to our non-cancelable contractual commitments since December 31, 2020.
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
We recognize revenue only after satisfying our contractual performance obligations. We occasionally offer customers free ad inventory, When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click, impression or view, and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2021.
Interest Rate Risk
As of March 31, 2021, we held cash, cash equivalents and marketable securities of $2,033.7 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $7.5 million and $7.6 million as of March 31, 2021 and December 31, 2020, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, corporate governance, securities, employment, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.
For information on certain litigation we are involved in, see "Legal Matters" in Note 3 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.
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
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as changes to daily life resulting from the COVID-19 pandemic. Although we saw higher engagement from Pinners during the COVID-19 pandemic, we have experienced and may continue to experience lower levels of Pinner engagement as the effects of the COVID-19 pandemic subside.

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
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests. This depends on the content contributed by our users, creators and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal intent. We may not correctly or timely identify and serve content that is useful and relevant to Pinners. In addition, new content and new forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower Pinner engagement of such content. For example, we are investing in publishing more native content on our platform, including the introduction of story pins. Pinner engagement may decline as we learn to distribute this native content efficiently and as Pinners learn new ways to use and navigate our platform. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
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
•macroeconomic conditions, such as the COVID-19 pandemic which had an impact on the pace of our global expansion;
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
Risks relating to our Business Operations
The global COVID-19 pandemic outbreak has disrupted and harmed and is expected to continue to disrupt and harm our business and results of operations.
The global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.

As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage a significant majority of our workforce remotely. Moreover, as a result of the COVID-19 pandemic, the ability and willingness of advertisers to spend on our services has fluctuated. We have experienced and may continue to experience lower levels of Pinner engagement and user growth rate as the COVID-19 pandemic subsides. We cannot predict how evolving events related to the COVID-19 pandemic will continue to affect Pinner and advertiser behavior in the future. The pandemic has, and could in the future, adversely affect our business, revenue growth rate, financial performance and stock price. Although we are continuing to invest in our strategic priorities, we are actively monitoring and adjusting our spending in light of the evolving business environment resulting from the COVID-19 pandemic. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our balance sheet, business, results of operations and future growth.
Further, during the COVID-19 pandemic and the related shelter-in-place order we saw an increase in Pinner engagement. As the pandemic subsides, we have and may continue to experience challenges such as user engagement declining or user behavior changing unexpectedly and in ways that are difficult to anticipate or measure, resulting in reduced or different usage of our platform. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our financial results due to uncertainties regarding the duration of the pandemic, including any resurgences, the extent and effectiveness of containment actions and other public health measures, the distribution and public acceptance of vaccines and treatments, and the impact of these and other factors on our employees, users, advertisers, partners and vendors. The pandemic as well as any subsequent recovery period, may also have the effect of heightening many of the other risks described in this “Risk Factor” section.
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
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic, its uncertain duration and recovery, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q. .
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an AppTrackingTransparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track user actions off our platform and connect their interactions with on-platform advertising.
In addition, third-parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our Pinners.
All these restrictions described above make it more difficult for us to provide the most relevant ads to our Pinners, measure the effectiveness of, and to re-target and optimize, advertising on our platform.
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
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, Germany, Austria and Turkey have implemented regulations that impose significant fines or provide for blocking services for failures to comply with certain content removal and disclosure obligations, and other countries, including the U.K. and Austria, may enact similar legislation, which would impose penalties for failure to remove certain content. Additionally, the European Union is currently debating a regulation that would require the removal of terrorist-related content within one hour of being flagged. If the regulation is passed, the tools we use for certain removal obligations may not work and we may have to build custom tools.
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
Since our inception, we have incurred significant net losses. We generated net losses of $(21.7) million and $(141.2) million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $(2,356.7) million. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.
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
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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

Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. In March 2017, regulators in certain jurisdictions including the United Kingdom and the United States announced that they would phase out the use of LIBOR by the end of 2021. In March 2021, relevant regulators confirmed that the publication of the one-week and two-month U.S. dollar LIBOR would cease after December 31, 2021, and all remaining U.S. dollar LIBOR tenors would cease after June 30, 2023. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
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

Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 76.6% of the voting power of our outstanding capital stock as of March 31, 2021. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•macroeconomic events that are beyond our control, such as the global outbreak of the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 5,918,366,121 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Non-Employee Director Compensation Policy					X
10.2+	Employment Agreement between Pinterest, Inc. and Christine Flores dated as of February 27, 2017					X
10.3+	Employment Agreement between Cold Brew Labs Inc. and Evan Sharp dated as of May 13, 2011					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.
+ Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: April 27, 2021	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: April 27, 2021	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)