Form 10-Q
period 2021-06-30
PINTEREST, INC.
filed 2021-07-30
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 23, 2021, there were 555,177,057 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 89,451,769 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “targets,” “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•uncertainty regarding the duration and scope of the coronavirus, including its variants, referred to as the COVID-19 pandemic;
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
•the impact of the COVID-19 pandemic on our planned investments, operations, expenses, revenue, cash flow, liquidity, users and engagement;
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
•our lack of operating history and ability to sustain profitability;
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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. Unless otherwise indicated, we present MAUs based on the number of MAUs measured on the last day of the current period. We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We use these metrics to assess the growth and health of the overall business and believe that MAUs and ARPU best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,012,928	$669,230
Marketable securities	1,130,398	1,091,076
Accounts receivable, net of allowances of $6,065 and $8,811 as of June 30, 2021 and December 31, 2020, respectively	468,181	563,733
Prepaid expenses and other current assets	52,204	33,502
Total current assets	2,663,711	2,357,541
Property and equipment, net	59,034	69,375
Operating lease right-of-use assets	136,900	155,916
Goodwill and intangible assets, net	13,842	13,562
Other assets	12,159	13,065
Total assets	$2,885,646	$2,609,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,038	$49,491
Accrued expenses and other current liabilities	189,411	155,340
Total current liabilities	237,449	204,831
Operating lease liabilities	121,632	139,321
Other liabilities	22,638	22,936
Total liabilities	381,719	367,088
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 553,387 and 530,140 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 89,401 and 96,232 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	4,790,079	4,574,934
Accumulated other comprehensive income	1,148	2,480
Accumulated deficit	(2,287,306)	(2,335,049)
Total stockholders’ equity	2,503,927	2,242,371
Total liabilities and stockholders’ equity	$2,885,646	$2,609,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$613,210	$272,485	$1,098,440	$544,425
Costs and expenses:
Cost of revenue	127,819	108,259	261,289	207,491
Research and development	181,731	136,593	353,459	282,297
Sales and marketing	164,340	86,483	294,662	203,510
General and administrative	68,122	45,680	140,740	101,747
Total costs and expenses	542,012	377,015	1,050,150	795,045
Income (loss) from operations	71,198	(104,530)	48,290	(250,620)
Interest income	1,125	4,218	2,617	11,369
Interest expense and other income (expense), net	337	(16)	(1,226)	(2,093)
Income (loss) before provision for income taxes	72,660	(100,328)	49,681	(241,344)
Provision for income taxes	3,243	420	1,938	600
Net income (loss)	$69,417	$(100,748)	$47,743	$(241,944)
Net income (loss) per share:
Basic	$0.11	$(0.17)	$0.08	$(0.42)
Diluted	$0.10	$(0.17)	$0.07	$(0.42)
Weighted-average shares used in computing net income (loss) per share:
Basic	636,190	586,737	632,413	581,518
Diluted	692,364	586,737	692,223	581,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$69,417	$(100,748)	$47,743	$(241,944)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(354)	5,941	(1,341)	3,406
Change in foreign currency translation adjustment	189	3	9	(316)
Comprehensive income (loss)	$69,252	$(94,804)	$46,411	$(238,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	635,329	$6	$4,684,227	$1,313	$(2,356,723)	$2,328,823
Release of restricted stock units	5,613	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	1,846	—	5,591	—	—	5,591
Share-based compensation	—	—	100,261	—	—	100,261
Other comprehensive loss	—	—	—	(165)	—	(165)
Net income	—	—	—	—	69,417	69,417
Balance as of June 30, 2021	642,788	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927

	Three Months Ended June 30, 2020

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2020	581,840	$6	$4,288,603	$(2,207)	$(2,347,922)	$1,938,480
Release of restricted stock units	5,230	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	(12,797)	—	—	(12,797)
Issuance of common stock for cash upon exercise of stock options, net	6,595	—	12,402	—	—	12,402
Issuance of common stock related to charitable contributions	50	—	1,204	—	—	1,204
Issuance of restricted stock awards	2,549	—	—	—	—	—
Share-based compensation	—	—	62,145	—	—	62,145
Other comprehensive income	—	—	—	5,944	—	5,944
Net loss	—	—	—	—	(100,748)	(100,748)
Balance as of June 30, 2020	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	11,323	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	4,843	—	14,935	—	—	14,935
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Share-based compensation	—	—	179,720	—	—	179,720
Other comprehensive loss	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	—	47,743	47,743
Balance as of June 30, 2021	642,788	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927

	Six Months Ended June 30, 2020

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	8,143	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	(56,887)	—	—	(56,887)
Issuance of common stock for cash upon exercise of stock options, net	15,518	—	32,749	—	—	32,749
Issuance of common stock related to charitable contributions	150	—	2,748	—	—	2,748
Issuance of restricted stock awards	2,549	—	—	—	—	—
Share-based compensation	—	—	143,169	—	—	143,169
Other comprehensive income	—	—	—	3,090	—	3,090
Net loss	—	—	—	—	(241,944)	(241,944)
Balance as of June 30, 2020	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$47,743	$(241,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,537	20,231
Share-based compensation	179,720	143,169
Non-cash charitable contributions	20,490	2,748
Other	9,398	1,063
Changes in assets and liabilities:
Accounts receivable	98,686	103,544
Prepaid expenses and other assets	(18,342)	(7,180)
Operating lease right-of-use assets	20,643	21,456
Accounts payable	(1,498)	9,780
Accrued expenses and other liabilities	25,662	(7,743)
Operating lease liabilities	(20,646)	(24,357)
Net cash provided by operating activities	375,393	20,767
Investing activities
Purchases of property and equipment and intangible assets	(3,428)	(11,325)
Purchases of marketable securities	(571,216)	(308,612)
Sales of marketable securities	154,586	113,184
Maturities of marketable securities	373,162	422,266
Other investing activities	—	316
Net cash (used in) provided by investing activities	(46,896)	215,829
Financing activities
Proceeds from exercise of stock options, net	14,935	32,749
Shares repurchased for tax withholdings on release of restricted stock units	—	(56,887)
Net cash provided by (used in) financing activities	14,935	(24,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(305)	(150)
Net increase in cash, cash equivalents and restricted cash	343,127	212,308
Cash, cash equivalents and restricted cash, beginning of period	678,911	677,743
Cash, cash equivalents and restricted cash, end of period	$1,022,038	$890,051
Supplemental cash flow information
Accrued property and equipment	$905	$4,453
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,657	$4,121

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,012,928	$863,620
Restricted cash included in prepaid expenses and other current assets	299	3,210
Restricted cash included in other assets	8,811	23,221
Total cash, cash equivalents and restricted cash	$1,022,038	$890,051

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$226,536	$—	$—	$226,536
Commercial paper	—	43,810	—	43,810
Marketable securities:
Corporate bonds	—	457,567	—	457,567
U.S. treasury securities	285,236	—	—	285,236
Commercial paper	—	195,339	—	195,339
Certificates of deposit	—	136,968	—	136,968
Municipal securities	—	40,622	—	40,622
Non-U.S. government and supranational bonds	—	12,399	—	12,399
Asset-backed securities	—	1,267	—	1,267
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	299	—	299
Other assets:
Certificates of deposit	$—	$8,811	$—	$8,811

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$225,643	$—	$—	$225,643
Commercial paper	—	48,532	—	48,532
U.S. treasury securities	39,998	—	—	39,998
Certificates of deposit	—	2,996	—	2,996
Marketable securities:
Corporate bonds	—	454,487	—	454,487
Commercial paper	—	234,253	—	234,253
U.S. treasury securities	203,054	—	—	203,054
Certificates of deposit	—	134,882	—	134,882
Municipal securities	—	17,619	—	17,619
U.S. agency bonds	—	16,018	—	16,018
Non-U.S. government and supranational bonds	—	15,950	—	15,950
Asset-backed securities	—	14,813	—	14,813
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Other assets:
Certificates of deposit	$—	$9,110	$—	$9,110
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of June 30, 2021 and December 31, 2020. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2021 and December 31, 2020. We continue to monitor the effects of the COVID-19 pandemic on expected credit losses.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2021
Due in one year or less	$743,654
Due after one to five years	386,744
Total	$1,130,398
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2021, our remaining contractual commitment is $3,180.8 million. We expect to meet our remaining commitment.
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
On November 23, 2020, Pinterest and our Chief Executive Officer and Chief Financial Officer were named as defendants in a putative securities class action filed in the U.S. District Court for the Northern District of California. The lawsuit alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that defendants made material false and misleading public statements about our revenue and user growth in 2019. The complaint seeks damages, litigation costs, and interest. On May 28, 2021, defendants filed a motion to dismiss the complaint, which is currently scheduled to be heard on September 15, 2021. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On April 22, 2021, the defendants moved to dismiss this complaint. On June 1, 2021, the court referred the lawsuit to a magistrate judge for mediation and vacated other pending deadlines. On July 14, 2021, another derivative complaint with similar allegations was filed in the same court. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In March 2021, certain of our executives and members of our board of directors were named as defendants in a derivative lawsuit filed in the Delaware Chancery Court. Pinterest was also named as a nominal defendant. The complaint alleges that executives and members of the board breached their fiduciary duties to the company in connection with allegations of gender and racial discrimination at Pinterest. On May 10, 2021, the court stayed this lawsuit in light of the related pending case in the Northern District of California. The complaint seeks damages,

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
litigation costs, and interest. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2021.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 127,224,592 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2021.
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
Stock Option Activity
Stock option activity during the six months ended June 30, 2021, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2020	23,947	$3.15	2.9	$1,502,604
Exercised	(4,843)	3.08
Outstanding as of June 30, 2021	19,104	$3.17	2.4	$1,447,698
Exercisable as of June 30, 2021	18,398	$2.43	2.2	$1,407,707

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the six months ended June 30, 2021 and 2020, was $1.6 million and $1.7 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020, was $349.2 million and $303.1 million, respectively.

No stock options were granted during the six months ended June 30, 2021. The total grant-date fair value of stock options granted during the six months ended June 30, 2020 was not material.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2021, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	54,079	$20.45
Granted	5,947	75.54
Released	(11,472)	21.72
Forfeited	(2,052)	23.49
Outstanding as of June 30, 2021	46,502	$27.05
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$2,180	$2,325	$3,492	$3,751
Research and development	70,729	46,358	127,204	95,264
Sales and marketing (1)	13,996	(2,074)	25,887	11,845
General and administrative	13,356	15,536	23,137	32,309
Total share-based compensation	$100,261	$62,145	$179,720	$143,169

(1)Share-based compensation expense was negative for the three months ended June 30, 2020 due to the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer.
As of June 30, 2021, we had $963.8 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.0 years.
5. Net Income (Loss) Per Share
We present net income (loss) per share using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion and transfer rights and therefore share equally in our net income or losses.
We calculate basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income (loss) per share gives effect to all potential shares of common stock, including stock options, RSAs and RSUs to the extent these are dilutive. The calculation of diluted net income (loss) of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) of Class B common stock does not assume the conversion of those shares to Class A common stock.
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$59,651	$9,766	$(70,961)	$(29,787)	$40,817	$6,926	$(165,255)	$(76,689)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	546,687	89,504	413,262	173,475	540,666	91,747	397,194	184,324
Basic net income (loss) per share	$0.11	$0.11	$(0.17)	$(0.17)	$0.08	$0.08	$(0.42)	$(0.42)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$59,651	$9,766	$(70,961)	$(29,787)	$40,817	$6,926	$(165,255)	$(76,689)
Reallocation of net income as a result of conversion of Class B to Class A common stock	9,766	—	—	—	6,926	—	—	—
Reallocation of net income to Class B common stock	—	(792)	—	—	—	(598)	—	—
Diluted net income (loss)	$69,417	$8,974	$(70,961)	$(29,787)	$47,743	$6,328	$(165,255)	$(76,689)
Denominator
Weighted-average shares used in computing net income (loss) per share	546,687	89,504	413,262	173,475	540,666	91,747	397,194	184,324
Conversion of Class B to Class A common stock	89,504	—	—	—	91,747	—	—	—
Weighted average effect of dilutive potential common stock	56,173	—	—	—	59,810	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	692,364	89,504	413,262	173,475	692,223	91,747	397,194	184,324
Diluted net income (loss) per share	$0.10	$0.10	$(0.17)	$(0.17)	$0.07	$0.07	$(0.42)	$(0.42)

Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	—	46,274	—	49,427
Unvested restricted stock units and restricted stock awards	732	65,873	372	61,083
Total	732	112,147	372	110,510
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three and six months ended June 30, 2021 and 2020.
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
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$476,093	$224,272	$864,339	$459,222
International(1)	137,117	48,213	234,101	85,203
Total revenue	$613,210	$272,485	$1,098,440	$544,425

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2021	2020
United States	$188,962	$213,831
International(1)	6,972	11,460
Total property and equipment, net and operating lease right-of-use assets	$195,934	$225,291

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2021 are as follows:
•Revenue was $613.2 million, an increase of 125% compared to the three months ended June 30, 2020.
•Monthly active users ("MAUs") were 454 million, an increase of 9% compared to June 30, 2020.
•Share-based compensation expense was $100.3 million, an increase of $38.1 million compared to the three months ended June 30, 2020.
•Total costs and expenses were $542.0 million.
•Income from operations was $71.2 million.
•Net income was $69.4 million.
•Adjusted EBITDA was $178.2 million.
•Cash, cash equivalents and marketable securities were $2,143.3 million.
•Headcount was 2,942.
Update on the COVID-19 Pandemic
The COVID-19 pandemic, which resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders, continues to have an impact globally. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These measures initially positively impacted Pinner engagement and user growth in both the U.S. and international geographies as people spent more time at home and sought online inspiration for some of our core use cases during the COVID-19 pandemic. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic began to slow our global MAU growth and lowered Pinner engagement as compared to the same period in 2020 as Pinners began spending less time at home. As a result of this trend, we saw slower global MAU growth than we expected and a decline in U.S. MAUs in the second quarter as compared to the same period in 2020. On a preliminary basis, we have seen these trends continue into July.
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

Historically, we have experienced significant growth in our global MAUs over the last several years. In particular, our international MAUs have grown as a result of our focus on localizing content in international markets. We expect our international user growth to continue to drive any global growth in the near term. Further, we are unable to predict the extent to which new or existing users will maintain their engagement as restrictions resulting from the COVID-19 pandemic continue to ease.

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
Quarterly Average Revenue per User
For the three months ended June 30, 2021, global ARPU was $1.32, which represents an increase of 89% compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, U.S. ARPU was $5.08, an increase of 103%, and international ARPU was $0.36, an increase of 163% compared to the three months ended June 30, 2020.
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes and non-cash charitable contributions.
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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. For example, Adjusted EBITDA excludes:
•certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets, although these assets may have to be replaced in the future; and
•share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense and an important part of our compensation strategy.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$69,417	$(100,748)	$47,743	$(241,944)
Depreciation and amortization	6,754	8,485	13,537	20,231
Share-based compensation	100,261	62,145	179,720	143,169
Interest income	(1,125)	(4,218)	(2,617)	(11,369)
Interest expense and other (income) expense, net	(337)	16	1,226	2,093
Provision for income taxes	3,243	420	1,938	600
Non-cash charitable contributions	—	—	20,490	—
Adjusted EBITDA (1)	$178,213	$(33,900)	$262,037	$(87,220)

(1)Non-cash charitable contributions of $1.2 million and $2.7 million, respectively, were not excluded from Adjusted EBITDA for the three and six months ended June 30, 2020 as these were not material.

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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes and non-cash charitable contributions. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$613,210	$272,485	$1,098,440	$544,425
Costs and expenses (1):
Cost of revenue	127,819	108,259	261,289	207,491
Research and development	181,731	136,593	353,459	282,297
Sales and marketing	164,340	86,483	294,662	203,510
General and administrative	68,122	45,680	140,740	101,747
Total costs and expenses	542,012	377,015	1,050,150	795,045
Income (loss) from operations	71,198	(104,530)	48,290	(250,620)
Interest income	1,125	4,218	2,617	11,369
Interest expense and other income (expense), net	337	(16)	(1,226)	(2,093)
Income (loss) before provision for income taxes	72,660	(100,328)	49,681	(241,344)
Provision for income taxes	3,243	420	1,938	600
Net income (loss)	$69,417	$(100,748)	$47,743	$(241,944)
Adjusted EBITDA (2)	$178,213	$(33,900)	$262,037	$(87,220)

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$2,180	$2,325	$3,492	$3,751
Research and development	70,729	46,358	127,204	95,264
Sales and marketing (3)	13,996	(2,074)	25,887	11,845
General and administrative	13,356	15,536	23,137	32,309
Total share-based compensation	$100,261	$62,145	$179,720	$143,169
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
(3)Share-based compensation expense was negative for the three months ended June 30, 2020 due to the reversal of previously recognized share-based compensation expense related to unvested RSUs forfeited by our former Chief Operating Officer.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	21	40	24	38
Research and development	30	50	32	52
Sales and marketing	27	32	27	37
General and administrative	11	17	13	19
Total costs and expenses	88	138	96	146
Income (loss) from operations	12	(38)	4	(46)
Interest income	—	2	—	2
Interest expense and other income (expense), net	—	—	—	—
Income (loss) before provision for income taxes	12	(37)	5	(44)
Provision for income taxes	1	—	—	—
Net income (loss)	11%	(37)%	4%	(44)%
Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Revenue	$613,210	$272,485	125%	$1,098,440	$544,425	102%
Revenue for the three and six months ended June 30, 2021 increased by $340.7 million and $554.0 million, respectively, compared to the three and six months ended June 30, 2020. Revenue growth was driven by 89% and 66% respective increases in ARPU supported by a 9% increase in MAUs. These resulted in 23% and 23% respective increases in the number of advertisements served and 83% and 65% respective increases in the price of advertisements for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
Revenue based on our estimate of the geographic location of our users increased by 107% and 86% in the United States to $479.8 million and $870.3 million for the three and six months ended June 30, 2021, respectively, driven by 103% and 80% respective increases in U.S ARPU offset by a 5% decrease in U.S MAUs. For the three and six months ended June 30, 2021, international revenue increased by 227% and 201% to $133.4 million and $228.2 million, respectively, driven by 163% and 136% respective increases in international ARPU supported by a 13% increase in international MAUs.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Cost of revenue	$127,819	$108,259	18%	$261,289	$207,491	26%
Percentage of revenue	21%	40%		24%	38%
Cost of revenue for the three and six months ended June 30, 2021 increased by $19.6 million and $53.8 million, respectively, compared to the three and six months ended June 30, 2020. These increases were primarily due to higher absolute hosting costs due to user growth.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in thousands, except percentages)

Research and development	$181,731	$136,593	33%	$353,459	$282,297	25%
Percentage of revenue	30%	50%		32%	52%
Research and development for the three and six months ended June 30, 2021 increased by $45.1 million and $71.2 million respectively, compared to the three and six months ended June 30, 2020. These increases were primarily due to $24.4 million and $31.9 million respective increases in share-based compensation expense, 14% and 12% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
	(in thousands, except percentages)

Sales and marketing	$164,340	$86,483	90%	$294,662	$203,510	45%
Percentage of revenue	27%	32%		27%	37%
Sales and marketing for the three and six months ended June 30, 2021 increased by $77.9 million and $91.2 million, respectively, compared to the three and six months ended June 30, 2020. These increases were primarily due to $30.0 million and $33.6 million respective increases in marketing expenses due primarily to our brand campaign, 25% increases in average headcount, which drove higher personnel expenses and $16.1 million and $14.0 million respective increases in share-based compensation expense.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
General and administrative	$68,122	$45,680	49%	$140,740	$101,747	38%
Percentage of revenue	11%	17%		13%	19%
General and administrative for the three months ended June 30, 2021 increased by $22.4 million compared to the three months ended June 30, 2020. The increase was primarily due to an increase in outside advisor and legal-related expenses and a 21% increase in average headcount, which drove higher personnel expenses. General and administrative for the six months ended June 30, 2021 increased by $39.0 million compared to the six months ended June 30, 2020. The increase was primarily due to an $18.9 million increase in non-cash charitable contributions, an increase in outside advisor and legal-related expenses and a 19% increase in average headcount, which drove higher personnel expenses.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Interest income	$1,125	$4,218	(73)%	$2,617	$11,369	(77)%
Interest expense and other income (expense)	337	(16)	(2,206)%	(1,226)	(2,093)	41%
Other income (expense), net	$1,462	$4,202	(65)%	$1,391	$9,276	(85)%
Other income (expense), net for the three and six months ended June 30, 2021 decreased by $2.7 million and $7.9 million, respectively, compared to the three and six months ended June 30, 2020. These decreases were primarily due to lower returns on our marketable securities as a result of lower interest rates.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Provision for income taxes	$3,243	$420	672%	$1,938	$600	223%
Provision for income taxes was primarily due to income (losses) generated in our foreign jurisdictions and US states for each of the periods presented.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Net income (loss)	$69,417	$(100,748)	169%	$47,743	$(241,944)	120%
Adjusted EBITDA	$178,213	$(33,900)	626%	$262,037	$(87,220)	400%
Net income (loss) for the three and six months ended June 30, 2021 was $69.4 million and $47.7 million, as compared to $(100.7) million and $(241.9) million for the three and six months ended June 30, 2020, respectively. Adjusted EBITDA was $178.2 million and $262.0 million for the three and six months ended June 30, 2021, as compared to $(33.9) million and $(87.2) million for the three and six months ended June 30, 2020, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and cash generated from our operations. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2021, we had $2,143.3 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2021, $81.0 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of June 30, 2021.
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
For the six months ended June 30, 2021 and 2020, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$375,393	$20,767
Investing activities	$(46,896)	$215,829
Financing activities	$14,935	$(24,138)

Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $354.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in our net income after adjusting for non-cash reconciling items.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $262.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities increased by $39.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the absence of tax remittances on release of RSUs offset by a decrease in proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
Contractual Obligations
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2021, our remaining contractual commitment is $3,180.8 million. We expect to meet our remaining commitment.
There have been no other material changes to our non-cancelable contractual commitments since December 31, 2020.
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
Some of our estimates may require increased judgment due to the significant volatility, uncertainty and economic disruption caused by the global COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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
We recognize revenue only after satisfying our contractual performance obligations. We occasionally offer customers free ad inventory. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to be entitled in exchange for promised goods or services, to each of the distinct performance obligations based on their relative standalone selling prices. We generally determine standalone selling prices based on the effective price charged per contracted click, impression or view, and we do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2021.
Interest Rate Risk
As of June 30, 2021, we held cash, cash equivalents and marketable securities of $2,143.3 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.1 million and $7.6 million as of June 30, 2021 and December 31, 2020, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
As we continue to grow our advertiser base, our revenue depends on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high quality user experience. If we are unable to do this on our platform due to either a decline in user growth or user engagement, or changes in product features or user behavior where users engage increasingly with product features where we may not be able to display as many advertisements, our business, revenue and financial results could be harmed.
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
•search queries by Pinners do not yield relevant results;
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
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests. This depends on the content contributed by our users, creators and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal intent. We may not correctly or timely identify and serve content that is useful and relevant to Pinners. In addition, new content and new forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower Pinner engagement of such content. For example, we are investing in publishing more native content and short form video content on our platform, including the introduction of Idea Pins. Pinner engagement may decline as we learn to distribute this native and short form video content efficiently and as Pinners learn new ways to use and navigate our platform. In addition, we may not be able to effectively compete for creators who create content on our platform and on social media or may get creators that create content that is not relevant or useful to our users. As a result, we may not be able to provide adequate or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
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
Current and future data privacy laws and regulations, including the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act of 2018 (the “CCPA”), the California Privacy Rights Act (the "CPRA"), or new interpretations of existing laws and regulations, may limit our ability to collect and use data, which may impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our Pinners’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in media attention about online privacy and data protection may motivate Pinners to take certain actions to protect their privacy. Pinners may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with Pinners’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.

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
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by Pinners, advertisers, creators and other third parties. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google, Snap, Facebook and Instagram have introduced shopping platforms, including similar offerings such as camera search functionality. In the area of live events, Amazon, Instagram, Facebook, YouTube, TikTok, and Snap are all expanding their video-based and live shopping experiences. In the area of content, TikTok has launched a series of features and integrations that add, for example, recipes to cooking videos or step-by-step instructions for DIY or How To videos. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
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
Although we have experienced rapid growth and demand for our service in our initial years, we cannot assure you that our business will continue to grow at the same rate or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with Pinners, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results.
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where a majority of our employees have been working remotely due to the COVID-19 pandemic. Our inability to effectively manage growth of our organization may harm our business, revenue and financial results.
We may acquire other businesses, talent or technology, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any acquisitions, including the integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by Pinners, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
Risks relating to our Business Operations
The global COVID-19 pandemic outbreak has impacted and is expected to continue to impact our business and results of operations.
The global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.
As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage a significant majority of our workforce remotely. We have begun the process of reopening certain of our offices in a phased manner. Our efforts to re-open our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens. We may also have to close our offices again if the COVID-19 pandemic worsens. Further, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, including plans to reopen our offices, which may reduce the amount of time available for other initiatives.
Moreover, as a result of the COVID-19 pandemic, the ability and willingness of advertisers to spend on our services has fluctuated. We have experienced and may continue to experience lower levels of Pinner engagement and user growth and retention rates as the restrictions related to the COVID-19 pandemic begin to lessen and continue to evolve. We cannot predict how evolving events related to the COVID-19 pandemic will continue to affect Pinner and advertiser behavior in the future. The pandemic has, and could in the future, adversely affect our business, revenue growth and retention rates, financial performance and stock price. Although we are continuing to invest in our strategic priorities, we are actively monitoring and adjusting our spending in light of the evolving business environment resulting from the COVID-19 pandemic. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our balance sheet, business, results of operations and future growth.
Further, during the peak of the COVID-19 pandemic and the related shelter-in-place order we saw an increase in user growth and Pinner engagement. As the pandemic subsides, we have and may continue to experience challenges such as decline in MAUs, user engagement or change in user behavior and in ways that are difficult to anticipate, forecast or measure, resulting in reduced or different usage of our platform. Due to the uncertainties relating to the COVID-19 pandemic and its new variants, we may not be able to accurately measure and forecast our key metrics, including MAUs. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
We are currently unable to accurately predict the full impact that the COVID-19 pandemic will have on our financial results due to uncertainties regarding the duration and rate of the ongoing spread of the pandemic, including variants of the COVID-19 virus, including any resurgences, the extent and effectiveness of containment actions and other public health measures, the distribution and public acceptance of vaccines and treatments, and the impact of these and other factors on our employees, users, advertisers, partners and vendors. The pandemic as well as any subsequent recovery period, may also have the effect of heightening many of the other risks described in this “Risk Factor” section.

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
Our brand and reputation may also be negatively affected by the content or actions of Pinners that are deemed to be hostile or inappropriate to other Pinners, by the actions of Pinners acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address Pinner or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a consistently applied manner and on a timely basis or at all may decrease as the number of Pinners grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video and live streaming content. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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
Our efforts to protect the information that Pinners and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to induce our employees, Pinners, advertisers or vendors to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If any of the events described above occur, our information or Pinners’ or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our service, they may, among other things, post malicious spam and other content on our platform using a Pinner’s or advertiser’s account, that could negatively affect our products and our business.

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

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an AppTrackingTransparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
In addition, third-parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our Pinners.
All these restrictions described above make it more difficult for us to provide the most relevant ads to our Pinners, measure the effectiveness of, and to re-target and optimize, advertising on our platform. This may result in advertisers spending less or not at all, on our platform and prefer larger platforms like Facebook and Google that have more capabilities to help advertisers measure their conversions.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. As we grow our business, we may find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees and potential employees' expectations, we may experience difficulties attracting and retaining personnel. Following an independent review of our workplace culture, a Special Committee of our Board has made a number of recommendations, which we are working to implement. Our ongoing efforts to address workplace culture, implement our Special Committee's recommendations and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent and we may be subject to investigations, litigation and other proceedings. Additionally, although we have begun re-opening some of our offices, there is still uncertainty related to the timing and manner of our workforce returning to the office, particularly in light of the new COVID-19 variants. Our future work strategy and our continued efforts related to employee onboarding, training and development and retention may not be successful. Further, our future work strategy is continuing to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
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
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed and in December 2020 and June 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
In addition, we also rely on certain major online stores for distribution of our application. If either of these application store providers modify or implement new terms, we may be required to modify our product to maintain our ability to remain in that application store. Such requirements or our inability to meet such requirements could harm our business, revenue and financial results.
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
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS. Under the agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This agreement is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. A material breach of this agreement by us, or early termination of the agreement , could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
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
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our service. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our service. This risk may increase as we develop and increase the use of certain products, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our service and, even if it is not featured in advertisements or recommendations to Pinners, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our service, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed. We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm and current protections from liability for third-party content in the United States could decrease or change. For example, there have been various Congressional and regulatory efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) has recently been implemented by a few EU member states that alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If amendments to Section 230 of the CDA or other statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm.

We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, Germany, Austria and Turkey have implemented regulations that impose significant fines or provide for blocking services for failures to comply with certain content removal and disclosure obligations, and other countries, including the U.K. and Austria, may enact similar legislation, which would impose penalties for failure to remove certain content. Additionally, in April 2021, the European Union adopted new regulations that require certain online service providers to remove terrorist-related content within one hour of being flagged. These regulations will begin to apply in June 2022. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect

EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA is largely untested and it remains unclear how the CCPA will be interpreted. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the new law on us and may harm our operating results and financial condition. Accordingly, we are still analyzing the Tax Act with our professional advisers. Until that analysis is complete, the full impact of the new tax law on us during future periods is uncertain, and no assurances can be made on any potential impact. Further regulatory or legislative developments may also arise from the recent proposed U.S. tax reform under the Biden Administration (the “Made in America Tax Plan”), which has proposed increases to the U.S. corporate income tax rate, a minimum tax on book income, and increased taxation of international business operations.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, including United Kingdom, France, Spain and Italy, and a number of other jurisdictions are considering enacting similar digital tax regimes. In October 2020, the Organisation for Economic Co-operation and Development Inclusive Framework, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, released proposals that provides a long-term, multilateral framework on taxation of the digital economy. Recently, the Group of Twenty inter-governmental political forum (G20) (including the United States) endorsed a conceptual agreement on the proposals among Inclusive Framework jurisdictions. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.
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

We have incurred operating losses in the past, anticipate increasing our costs and operating expenses, expect to incur operating losses in the future and may not maintain profitability.
We have incurred significant net losses in the past and generated net income only recently. We generated net income (losses) of $47.7 million and $(241.9) million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $(2,287.3) million. We have achieved profitability only recently, and may not realize sufficient revenue to maintain profitability in future periods.
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
•existing, new and evolving regulations, both in the U.S. and international;
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 76.4% of the voting power of our outstanding capital stock as of June 30, 2021. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have changed their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which, companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.
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
•existing, new and evolving regulations, both in the U.S. and international;
•changes in accounting standards, policies, guidelines, interpretations or principles;

•any significant change in our management;
•stakeholder dissatisfaction if we are unable to meet stakeholders expectations and requirements around environmentally friendly, ethical, socially conscious, and sustainable business practices;
•macroeconomic events that are beyond our control, such as the global outbreak of the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies, including ours, have fluctuated in a manner that may be unrelated or disproportionate to the financial performance of such companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action and derivative litigation has often been instituted against these companies, including against us. Such litigation could result in substantial costs and a diversion of our management’s attention and resources. Further, If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock has declined and could likely decline in the future.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 5,918,309,611 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as inflation, the COVID-19 pandemic, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

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

PINTEREST, INC.

Date: July 29, 2021	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: July 29, 2021	By:	/s/ Tse Li (Lily) Yang
Tse Li (Lily) Yang
Chief Accounting Officer
(Principal Accounting Officer)