Form 10-Q
period 2021-09-30
PINTEREST, INC.
filed 2021-11-04
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 29, 2021, there were 562,699,562 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 89,496,940 shares of the Registrant’s Class B common stock outstanding.

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
•our ability to attract and retain Pinners and maintain and grow their level of engagement;
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
•our ability to attract creators that create relevant and engaging content;
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
•our ability to attract creators that create relevant and engaging content;
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
•our ability to obtain additional financing, if needed, and any default on our credit obligations;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,231,931	$669,230
Marketable securities	1,075,465	1,091,076
Accounts receivable, net of allowances of $6,813 and $8,811 as of September 30, 2021 and December 31, 2020, respectively	505,021	563,733
Prepaid expenses and other current assets	58,705	33,502
Total current assets	2,871,122	2,357,541
Property and equipment, net	54,445	69,375
Operating lease right-of-use assets	203,055	155,916
Goodwill and intangible assets, net	13,550	13,562
Other assets	10,618	13,065
Total assets	$3,152,790	$2,609,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,612	$49,491
Accrued expenses and other current liabilities	183,382	155,340
Total current liabilities	240,994	204,831
Operating lease liabilities	189,348	139,321
Other liabilities	24,081	22,936
Total liabilities	454,423	367,088
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 560,728 and 530,140 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 89,435 and 96,232 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	4,891,043	4,574,934
Accumulated other comprehensive income	627	2,480
Accumulated deficit	(2,193,310)	(2,335,049)
Total stockholders’ equity	2,698,367	2,242,371
Total liabilities and stockholders’ equity	$3,152,790	$2,609,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$632,932	$442,616	$1,731,372	$987,041
Costs and expenses:
Cost of revenue	126,783	112,844	388,072	320,335
Research and development	185,949	160,187	539,408	442,484
Sales and marketing	156,092	118,531	450,754	322,041
General and administrative	65,659	148,087	206,399	249,834
Total costs and expenses	534,483	539,649	1,584,633	1,334,694
Income (loss) from operations	98,449	(97,033)	146,739	(347,653)
Interest income	765	2,896	3,382	14,265
Interest expense and other income (expense), net	(4,765)	(51)	(5,991)	(2,144)
Income (loss) before provision for income taxes	94,449	(94,188)	144,130	(335,532)
Provision for income taxes	453	32	2,391	632
Net income (loss)	$93,996	$(94,220)	$141,739	$(336,164)
Net income (loss) per share:
Basic	$0.15	$(0.16)	$0.22	$(0.57)
Diluted	$0.14	$(0.16)	$0.20	$(0.57)
Weighted-average shares used in computing net income (loss) per share:
Basic	643,979	603,490	636,308	588,895
Diluted	691,853	603,490	692,106	588,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$93,996	$(94,220)	$141,739	$(336,164)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(265)	(1,772)	(1,606)	1,634
Change in foreign currency translation adjustment	(256)	98	(247)	(218)
Comprehensive income (loss)	$93,475	$(95,894)	$139,886	$(334,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	642,787	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927
Release of restricted stock units	5,336	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	1,820	—	4,702	—	—	4,702
Issuance of restricted stock awards	220	—	—	—	—	—
Share-based compensation	—	—	96,262	—	—	96,262
Other comprehensive loss	—	—	—	(521)	—	(521)
Net income	—	—	—	—	93,996	93,996
Balance as of September 30, 2021	650,163	$7	$4,891,043	$627	$(2,193,310)	$2,698,367

	Three Months Ended September 30, 2020

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2020	596,264	$6	$4,351,557	$3,737	$(2,448,670)	$1,906,630
Release of restricted stock units	5,642	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	(7)	—	—	(7)
Issuance of common stock for cash upon exercise of stock options, net	13,337	—	32,243	—	—	32,243
Share-based compensation	—	—	91,632	—	—	91,632
Other comprehensive income	—	—	—	(1,674)	—	(1,674)
Net loss	—	—	—	—	(94,220)	(94,220)
Balance as of September 30, 2020	615,243	$6	$4,475,425	$2,063	$(2,542,890)	$1,934,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	16,658	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	6,663	—	19,637	—	—	19,637
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Issuance of restricted stock awards	220	—	—	—	—	—
Share-based compensation	—	—	275,982	—	—	275,982
Other comprehensive loss	—	—	—	(1,853)	—	(1,853)
Net income	—	—	—	—	141,739	141,739
Balance as of September 30, 2021	650,163	$7	$4,891,043	$627	$(2,193,310)	$2,698,367

	Nine Months Ended September 30, 2020

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	13,785	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	(56,894)	—	—	(56,894)
Issuance of common stock for cash upon exercise of stock options, net	28,855	—	64,992	—	—	64,992
Issuance of common stock related to charitable contributions	150	—	2,748	—	—	2,748
Issuance of restricted stock awards	2,549	—	—	—	—	—
Share-based compensation	—	—	234,801	—	—	234,801
Other comprehensive income	—	—	—	1,416	—	1,416
Net loss	—	—	—	—	(336,164)	(336,164)
Balance as of September 30, 2020	615,243	$6	$4,475,425	$2,063	$(2,542,890)	$1,934,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$141,739	$(336,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,299	29,174
Share-based compensation	275,982	234,801
Non-cash charitable contributions	20,490	2,748
Other	9,495	4,520
Changes in assets and liabilities:
Accounts receivable	61,033	(25,667)
Prepaid expenses and other assets	(21,141)	(6,184)
Operating lease right-of-use assets	32,014	31,835
Accounts payable	7,862	7,689
Accrued expenses and other liabilities	30,670	20,391
Operating lease liabilities	(37,308)	(35,013)
Net cash provided by (used in) operating activities	541,135	(71,870)
Investing activities
Purchases of property and equipment and intangible assets	(5,337)	(14,032)
Purchases of marketable securities	(878,465)	(808,180)
Sales of marketable securities	213,651	174,042
Maturities of marketable securities	673,952	699,133
Other investing activities	—	316
Net cash provided by investing activities	3,801	51,279
Financing activities
Proceeds from exercise of stock options, net	19,637	64,992
Shares repurchased for tax withholdings on release of restricted stock units	—	(56,894)
Other financing activities	(1,750)	(1,750)
Net cash provided by financing activities	17,887	6,348
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(693)	(86)
Net increase (decrease) in cash, cash equivalents and restricted cash	562,130	(14,329)
Cash, cash equivalents and restricted cash, beginning of period	678,911	677,743
Cash, cash equivalents and restricted cash, end of period	$1,241,041	$663,414
Supplemental cash flow information
Accrued property and equipment	$915	$3,952
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$81,869	$14,030

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,231,931	$652,723
Restricted cash included in prepaid expenses and other current assets	2,813	1,470
Restricted cash included in other assets	6,297	9,221
Total cash, cash equivalents and restricted cash	$1,241,041	$663,414

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$737,045	$—	$—	$737,045
Commercial paper	—	66,591	—	66,591
Municipal securities	—	7,501	—	7,501
Marketable securities:
Corporate bonds	—	425,188	—	425,188
U.S. treasury securities	229,059	—	—	229,059
Commercial paper	—	237,964	—	237,964
Certificates of deposit	—	109,757	—	109,757
Municipal securities	—	39,009	—	39,009
Non-U.S. government and supranational bonds	—	32,996	—	32,996
Asset-backed securities	—	492	—	492
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	2,813	—	2,813
Other assets:
Certificates of deposit	$—	$6,297	$—	$6,297

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$225,643	$—	$—	$225,643
Commercial paper	—	48,532	—	48,532
U.S. treasury securities	39,998	—	—	39,998
Certificates of deposit	—	2,996	—	2,996
Marketable securities:
Corporate bonds	—	454,487	—	454,487
Commercial paper	—	234,253	—	234,253
U.S. treasury securities	203,054	—	—	203,054
Certificates of deposit	—	134,882	—	134,882
Municipal securities	—	17,619	—	17,619
U.S. agency bonds	—	16,018	—	16,018
Non-U.S. government and supranational bonds	—	15,950	—	15,950
Asset-backed securities	—	14,813	—	14,813
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Other assets:
Certificates of deposit	$—	$9,110	$—	$9,110
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of September 30, 2021 and December 31, 2020. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2021 and December 31, 2020.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2021
Due in one year or less	$665,474
Due after one to five years	409,991
Total	$1,075,465
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2021, our remaining contractual commitment is $3,071.2 million. We expect to meet our remaining commitment.
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
On November 23, 2020, Pinterest and our Chief Executive Officer and Chief Financial Officer were named as defendants in a putative securities class action filed in the U.S. District Court for the Northern District of California. The lawsuit alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleged that defendants made material false and misleading public statements about our revenue and user growth in 2019. The complaint sought damages, litigation costs, and interest. On September 23, 2021, the court granted Pinterest’s motion to dismiss plaintiff’s complaint with leave to amend and plaintiff notified the court on October 12, 2021 that they do not intend to file an amended complaint. The court entered judgment on behalf of Pinterest and other defendants. This matter is no longer pending.
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On April 22, 2021, the defendants moved to dismiss this complaint. On June 1, 2021, the court referred the lawsuit to a magistrate judge for mediation and vacated other pending deadlines. On July 14, 2021, another derivative complaint with similar allegations was filed in the same court and was subsequently related to the earlier action. The cases were referred to a magistrate judge for mediation, and the proceedings were stayed during the pendency of that mediation. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
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
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2021.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 127,290,417 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2021.
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
Stock Option Activity
Stock option activity during the nine months ended September 30, 2021, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2020	23,947	$3.15	2.9	$1,502,604
Exercised	(6,663)	2.95
Outstanding as of September 30, 2021	17,284	$3.23	2.2	$824,775
Exercisable as of September 30, 2021	16,649	$2.50	2.0	$806,588

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the nine months ended September 30, 2021 and 2020, was $2.4 million and $2.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020, was $463.1 million and $719.0 million, respectively.

No stock options were granted during the nine months ended September 30, 2021. The total grant-date fair value of stock options granted during the nine months ended September 30, 2020 was not material.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2021, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	54,079	$20.45
Granted	6,837	74.79
Released	(16,867)	22.54
Forfeited	(3,008)	25.26
Outstanding as of September 30, 2021	41,041	$28.30
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2,015	$2,298	$5,507	$6,049
Research and development	67,463	61,357	194,667	156,621
Sales and marketing	13,404	11,958	39,291	23,803
General and administrative	13,380	16,019	36,517	48,328
Total share-based compensation	$96,262	$91,632	$275,982	$234,801

As of September 30, 2021, we had $902.0 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.9 years.
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$80,945	$13,051	$(75,035)	$(19,185)	$121,476	$20,263	$(242,731)	$(93,433)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	554,568	89,411	480,606	122,885	545,340	90,968	425,218	163,677
Basic net income (loss) per share	$0.15	$0.15	$(0.16)	$(0.16)	$0.22	$0.22	$(0.57)	$(0.57)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$80,945	$13,051	$(75,035)	$(19,185)	$121,476	$20,263	$(242,731)	$(93,433)
Reallocation of net income as a result of conversion of Class B to Class A common stock	13,051	—	—	—	20,263	—	—	—
Reallocation of net income to Class B common stock	—	(903)	—	—	—	(1,634)	—	—
Diluted net income (loss)	$93,996	$12,148	$(75,035)	$(19,185)	$141,739	$18,629	$(242,731)	$(93,433)
Denominator
Weighted-average shares used in computing net income (loss) per share	554,568	89,411	480,606	122,885	545,340	90,968	425,218	163,677
Conversion of Class B to Class A common stock	89,411	—	—	—	90,968	—	—	—
Weighted average effect of dilutive potential common stock	47,874	—	—	—	55,798	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	691,853	89,411	480,606	122,885	692,106	90,968	425,218	163,677
Diluted net income (loss) per share	$0.14	$0.14	$(0.16)	$(0.16)	$0.20	$0.20	$(0.57)	$(0.57)

Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	—	35,226	—	44,659
Unvested restricted stock units and restricted stock awards	5,268	63,695	2,005	64,353
Total	5,268	98,921	2,005	109,013
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes from international operations are not material for the three and nine months ended September 30, 2021 and 2020.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2015 and forward. We are currently under examination of our U.S. consolidated federal income tax return by the Internal Revenue Service for calendar years 2018 and 2019. We believe that we have adequately reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$494,357	$367,998	$1,358,696	$827,220
International(1)	138,575	74,618	372,676	159,821
Total revenue	$632,932	$442,616	$1,731,372	$987,041

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2021	2020
United States	$229,477	$213,831
International(1)	28,023	11,460
Total property and equipment, net and operating lease right-of-use assets	$257,500	$225,291

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
On October 4, 2021, we issued 500,000 shares of our Class A common stock reserved for charitable purposes to our donor advised fund and will record non-cash charitable contribution expense of $24.8 million for the fourth quarter of 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 15, 2021, our Co-founder and Chief Design and Creative Officer transitioned into a consulting role pursuant to a consulting agreement dated October 13, 2021. He will continue to serve on our Board of Directors, and his existing RSU award will continue vesting after the transition. For accounting purposes, we will treat this as a modification of his RSU award and will record a one-time charge of $48.6 million, including incremental compensation cost of $40.8 million, in share-based compensation expense for the fourth quarter of 2021.

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2021 are as follows:
•Revenue was $632.9 million, an increase of 43% compared to the three months ended September 30, 2020.
•Monthly active users ("MAUs") were 444 million, an increase of 1% compared to September 30, 2020.
•Share-based compensation expense was $96.3 million, an increase of $4.6 million compared to the three months ended September 30, 2020.
•Total costs and expenses were $534.5 million.
•Income from operations was $98.4 million.
•Net income was $94.0 million.
•Adjusted EBITDA was $201.5 million.
•Cash, cash equivalents and marketable securities were $2,307.4 million.
•Headcount was 3,112.
Update on the COVID-19 Pandemic
The COVID-19 pandemic, which resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders, continues to have an impact globally. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These measures initially positively impacted Pinner engagement and user growth in both the U.S. and international geographies as people spent more time at home and sought online inspiration for some of our core use cases during the COVID-19 pandemic. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic began to slow our global MAU growth and lowered Pinner engagement as compared to the same period in 2020 as Pinners began spending less time at home. As a result of this trend, we saw slower global MAU growth and a decline in U.S. MAUs in the third quarter as compared to the same period in 2020.
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

We have experienced a decline in our U.S MAUs and a slowdown in our international user growth. Further, we are unable to predict the extent to which new or existing users will maintain their engagement as restrictions resulting from the COVID-19 pandemic continue to ease.

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
Quarterly Average Revenue per User
For the three months ended September 30, 2021, global ARPU was $1.41, which represents an increase of 37% compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, U.S. ARPU was $5.55, an increase of 44%, and international ARPU was $0.38, an increase of 81% compared to the three months ended September 30, 2020.
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes, non-cash charitable contributions and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$93,996	$(94,220)	$141,739	$(336,164)
Depreciation and amortization	6,762	8,943	20,299	29,174
Share-based compensation	96,262	91,632	275,982	234,801
Interest income	(765)	(2,896)	(3,382)	(14,265)
Interest expense and other (income) expense, net	4,765	51	5,991	2,144
Provision for income taxes	453	32	2,391	632
Non-cash charitable contributions	—	—	20,490	—
Termination of future lease contract	—	89,500	—	89,500
Adjusted EBITDA (1)	$201,473	$93,042	$463,510	$5,822

(1)Non-cash charitable contributions of $2.7 million were not excluded from Adjusted EBITDA for the nine months ended September 30, 2020 as these were not material.

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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes, non-cash charitable contributions and, for the third quarter of 2020, a one-time payment for the termination of a future lease contract. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$632,932	$442,616	$1,731,372	$987,041
Costs and expenses (1):
Cost of revenue	126,783	112,844	388,072	320,335
Research and development	185,949	160,187	539,408	442,484
Sales and marketing	156,092	118,531	450,754	322,041
General and administrative	65,659	148,087	206,399	249,834
Total costs and expenses	534,483	539,649	1,584,633	1,334,694
Income (loss) from operations	98,449	(97,033)	146,739	(347,653)
Interest income	765	2,896	3,382	14,265
Interest expense and other income (expense), net	(4,765)	(51)	(5,991)	(2,144)
Income (loss) before provision for income taxes	94,449	(94,188)	144,130	(335,532)
Provision for income taxes	453	32	2,391	632
Net income (loss)	$93,996	$(94,220)	$141,739	$(336,164)
Adjusted EBITDA (2)	$201,473	$93,042	$463,510	$5,822

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2,015	$2,298	$5,507	$6,049
Research and development	67,463	61,357	194,667	156,621
Sales and marketing	13,404	11,958	39,291	23,803
General and administrative	13,380	16,019	36,517	48,328
Total share-based compensation	$96,262	$91,632	$275,982	$234,801
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	25	22	32
Research and development	29	36	31	45
Sales and marketing	25	27	26	33
General and administrative	10	33	12	25
Total costs and expenses	84	122	92	135
Income (loss) from operations	16	(22)	8	(35)
Interest income	—	1	—	1
Interest expense and other income (expense), net	(1)	—	—	—
Income (loss) before provision for income taxes	15	(21)	8	(34)
Provision for income taxes	—	—	—	—
Net income (loss)	15%	(21)%	8%	(34)%
Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Revenue	$632,932	$442,616	43%	$1,731,372	$987,041	75%
Revenue for the three and nine months ended September 30, 2021 increased by $190.3 million and $744.3 million, respectively, compared to the three and nine months ended September 30, 2020. Revenue growth was driven by 37% and 51% respective increases in ARPU supported by a 1% increase in MAUs. These resulted in 36% and 51% respective increases in the price of advertisements for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The impact in the number of advertisements served was not significant for both periods.
Revenue based on our estimate of the geographic location of our users increased by 33% and 62% in the United States to $497.7 million and $1,368.0 million for the three and nine months ended September 30, 2021, respectively, driven by 44% and 63% respective increases in U.S ARPU offset by a 10% decrease in U.S MAUs. For the three and nine months ended September 30, 2021, international revenue increased by 96% and 151% to $135.2 million and $363.4 million, respectively, driven by 81% and 106% respective increases in international ARPU supported by a 4% increase in international MAUs.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Cost of revenue	$126,783	$112,844	12%	$388,072	$320,335	21%
Percentage of revenue	20%	25%		22%	32%
Cost of revenue for the three and nine months ended September 30, 2021 increased by $13.9 million and $67.7 million, respectively, compared to the three and nine months ended September 30, 2020. These increases were primarily due to higher absolute hosting costs due to user growth.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in thousands, except percentages)

Research and development	$185,949	$160,187	16%	$539,408	$442,484	22%
Percentage of revenue	29%	36%		31%	45%
Research and development for the three and nine months ended September 30, 2021 increased by $25.8 million and $96.9 million respectively, compared to the three and nine months ended September 30, 2020. These increases were primarily due to $6.1 million and $38.0 million respective increases in share-based compensation expense, 14% and 14% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
	(in thousands, except percentages)

Sales and marketing	$156,092	$118,531	32%	$450,754	$322,041	40%
Percentage of revenue	25%	27%		26%	33%
Sales and marketing for the three and nine months ended September 30, 2021 increased by $37.6 million and $128.7 million, respectively, compared to the three and nine months ended September 30, 2020. These increases were primarily due to $15.2 million and $48.8 million respective increases in marketing expenses, 32% and 26% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses and, for the nine months ended September 30, 2021, a $15.5 million increase in share-based compensation expense.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
General and administrative	$65,659	$148,087	(56)%	$206,399	$249,834	(17)%
Percentage of revenue	10%	33%		12%	25%
General and administrative for the three and nine months ended September 30, 2021 decreased by $82.4 million and $43.4 million, respectively, compared to the three and nine months ended September 30, 2020. These decreases were primarily due to a one-time payment of $89.5 million for the termination of a future lease contract in August 2020 and $2.6 million and $11.8 million respective decreases in share-based compensation expense, offset by 31% and 26% respective increases in average headcount, which drove higher personnel expenses. For the nine months ended September 30, 2021, the decrease in general and administrative was also offset by a $17.7 million increase in non-cash charitable contributions and an increase in outside advisor and legal-related expenses.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Interest income	$765	$2,896	(74)%	$3,382	$14,265	(76)%
Interest expense and other income (expense)	(4,765)	(51)	9,243%	(5,991)	(2,144)	179%
Other income (expense), net	$(4,000)	$2,845	(241)%	$(2,609)	$12,121	(122)%
Other income (expense), net for the three and nine months ended September 30, 2021 decreased by $6.8 million and $14.7 million, respectively, compared to the three and nine months ended September 30, 2020. These decreases were primarily due to lower returns on our marketable securities as a result of lower interest rates and impact of foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Provision for income taxes	$453	$32	1,316%	$2,391	$632	278%
Provision for income taxes was primarily due to income (losses) generated in our foreign jurisdictions and US states for each of the periods presented.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change

	(in thousands, except percentages)
Net income (loss)	$93,996	$(94,220)	200%	$141,739	$(336,164)	142%
Adjusted EBITDA	$201,473	$93,042	117%	$463,510	$5,822	7,861%
Net income (loss) for the three and nine months ended September 30, 2021 was $94.0 million and $141.7 million, as compared to $(94.2) million and $(336.2) million for the three and nine months ended September 30, 2020, respectively. Adjusted EBITDA was $201.5 million and $463.5 million for the three and nine months ended September 30, 2021, as compared to $93.0 million and $5.8 million for the three and nine months ended September 30, 2020, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and cash generated from our operations. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2021, we had $2,307.4 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2021, $79.0 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants, and there were no amounts outstanding under this facility as of September 30, 2021.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.
For the nine months ended September 30, 2021 and 2020, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$541,135	$(71,870)
Investing activities	$3,801	$51,279
Financing activities	$17,887	$6,348

Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by (used in) operating activities increased by $613.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in our net income (loss) after adjusting for non-cash reconciling items and an increase in collections of accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash provided by investing activities decreased by $47.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increased purchases of marketable securities offset by increased sales of marketable securities.
Financing Activities
Cash flows from financing activities consist of proceeds from the exercise of stock options and tax remittances on release of RSUs. Net cash provided by financing activities increased by $11.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the absence of tax remittances on release of RSUs offset by a decrease in proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
Contractual Obligations
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2021, our remaining contractual commitment is $3,071.2 million. We expect to meet our remaining commitment.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.
Interest Rate Risk
As of September 30, 2021, we held cash, cash equivalents and marketable securities of $2,307.4 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.5 million and $7.6 million as of September 30, 2021 and December 31, 2020, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, corporate governance, employment, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States.
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
In order to obtain new advertisers and further our relationship with current advertisers, we must increase the size of our user base or the engagement of our users. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will maintain or increase the number of users on our service. Further, our inability to scale or maintain our relationships with our large advertisers can harm our business, revenue and financial results.
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
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners or maintain or increase the frequency and duration of their engagement. In addition, if our existing Pinners do not continue to utilize our service or our user base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to add new Pinners or retain current Pinners. Pinner engagement may also fluctuate depending on factors beyond our control, such as changes to daily life resulting from the COVID-19 pandemic. Although we saw higher engagement from Pinners during the peak of the COVID-19 pandemic, we have experienced and may continue to experience lower levels of Pinner engagement as the effects of the COVID-19 pandemic subside.

We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase Pinner engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, historically a substantial majority of our Pinners have been women of ages 18-64. We may not be able to further increase the number of Pinners in this demographic and would need to increase the number of Pinners in other demographics, such as men and international users, in order to maintain our user growth rate.
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
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose Pinner confidence. Controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the recent allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue.
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
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of Pinners, advertisers, creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring experience for Pinners or revise our policies in ways that decrease Pinner engagement. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, any of which could harm our business, revenue and financial results.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We primarily compete with consumer internet companies that are either tools (search, ecommerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Facebook (including Instagram), Google (including YouTube), Snap, TikTok and Twitter, which provide their users with a variety of online products, services, content (including video) and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. We also compete with these companies for creators. If creators prefer to create content on competing platforms over ours, or prefer the incentives or financial rewards offered by competing platforms over ours, we may not develop or may lose potentially engaging and relevant content. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. These competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
•the attractiveness and volume of our product and service offerings (including pricing and measurement tools) compared to those of our competitors;
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
Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions, which could adversely affect our revenue. Alternatively, new ad formats, such as video ads, may be more engaging and users may spend less time browsing or searching on our platform, which could adversely affect our revenue. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. We may introduce changes to our existing ad products or develop and introduce new and unproven ad products with which we have little or no prior experience. Each of these could result in unintended outcomes or results that are not well received by advertisers. In addition, if new or enhanced ad products fail to attract or retain advertisers, we may fail to generate sufficient revenue. Further, continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
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
•compliance with laws that might restrict content or advertising, require us to provide user information, including confidential information, to local authorities or add significant requirements that make it difficult to operate in that jurisdiction;
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
Moreover, as a result of the COVID-19 pandemic, the ability and willingness of advertisers to spend on our services has fluctuated. Certain advertisers are impacted by pandemic driven factors, such as supply chain issues, rising commodity prices and inventory and labor shortages. This affects the ability and willingness of such impacted advertisers to spend on our platform. We have experienced and may continue to experience lower levels of Pinner engagement and user growth and retention rates as the restrictions related to the COVID-19 pandemic begin to lessen and continue to evolve. We cannot predict how evolving events related to the COVID-19 pandemic will continue to affect Pinner and advertiser behavior in the future. The pandemic has, and could in the future, adversely affect our business, revenue growth and retention rates, financial performance and stock price. Although we are continuing to invest in our strategic priorities, we are actively monitoring and adjusting our spending in light of the evolving business environment resulting from the COVID-19 pandemic. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our balance sheet, business, results of operations and future growth.
Further, during the peak of the COVID-19 pandemic and the related shelter-in-place order in 2020, we saw an increase in user growth and Pinner engagement. As the pandemic subsides, we have experienced and may continue to experience challenges such as decline in MAUs, user engagement or change in user behavior and in ways that are difficult to anticipate, forecast or measure, resulting in reduced or different usage of our platform. Due to the uncertainties relating to the COVID-19 pandemic and its new variants, we may not be able to accurately measure and forecast our key metrics, including MAUs. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
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
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of Pinners, such as the boycott of Facebook and Twitter by some advertisers or recent allegations of the impact of social media on the mental health of users.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple implemented certain changes, including introducing an AppTrackingTransparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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
Our ability to maintain and increase the number of visitors directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in the first quarter of 2018, Google de-indexed our keyword landing pages, which negatively impacted traffic and user growth in the quarters that followed and in December 2020, June 2021 and August 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or user growth resulting from such actions. Changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset the impact on our user growth, we would need to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our service. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our service. This risk may increase as we develop and increase the use of certain products, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our service and, even if it is not featured in advertisements or recommendations to Pinners, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our service, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed. We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm and current protections from liability for third-party content in the United States could decrease or change. For example, there have been various Congressional and regulatory efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) has recently been implemented by a few EU member states that alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If amendments to Section 230 of the CDA or other statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the U.K., that could impose new obligations in areas affecting our business, such as liability for copyright infringement, distributing certain advertisements to minors, and other online harm.
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, Germany, Austria and Turkey have implemented regulations that impose significant fines or provide for blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. Additionally, in April 2021, the European Union adopted new regulations that require certain online service providers to remove terrorist-related content within one hour of being flagged. These regulations will begin to apply in June 2022. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA is largely untested and it remains unclear how the CCPA will be interpreted. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data storage and data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our service. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the new law on us and may harm our operating results and financial condition. Accordingly, we are still analyzing the Tax Act with our professional advisers. Until that analysis is complete, the full impact of the new tax law on us during future periods is uncertain, and no assurances can be made on any potential impact. Further regulatory or legislative developments may also arise from the recent proposed U.S. tax reform under the Biden Administration (the “Build Back Better Plan”), which has proposed increases to the U.S. corporate income tax rate and increased taxation of international business operations.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes a tax on digital profits. Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, including United Kingdom, France, Spain and Italy, and a number of other jurisdictions are considering enacting similar digital tax regimes. In October 2020, the Organisation for Economic Co-operation and Development Inclusive Framework, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, released proposals that provides a long-term, multilateral framework on taxation of the digital economy. Recently, the Inclusive Framework jurisdictions announced they reached agreement on the proposals endorsed by the Group of Twenty inter-governmental political forum (G20), including a global minimum tax. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net income (losses) of $141.7 million and $(336.2) million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $(2,193.3) million. We have achieved profitability only recently, and may not realize sufficient revenue to maintain profitability in future periods.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 76.1% of the voting power of our outstanding capital stock as of September 30, 2021. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include all of our pre-IPO stockholders, including those holders unaffiliated with any of our co-founders, executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•stakeholder dissatisfaction if we are unable to meet stakeholders expectations and requirements around environmentally friendly, ethical, socially conscious, and sustainable business practices or disclosures;
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units ("RSUs") and shares of Class A common stock that may be issued upon settlement of outstanding RSUs. For more information, see “Notes to Financial Statements”. We have 5,918,182,759 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Pinterest, Inc. 2009 Stock Plan, as amended.					X
10.2+	Consulting Agreement dated October 13th, 2021 and effective October 15, 2021, Evan Sharp					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: November 4, 2021	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)