Form 10-K
period 2021-12-31
PINTEREST, INC.
filed 2022-02-03
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $40.9 billion.
As of January 28, 2022, there were 569,515,700 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 88,629,202 shares of the Registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our ability to attract, retain and recover Pinners and maintain and grow their level of engagement;
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
•our ability to attract and retain creators that create relevant and engaging content;
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
•fluctuations in our operating results;
•our ability to raise additional capital on favorable terms or at all;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Annual Report on Form 10-K. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
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
•our ability to attract, grow, retain, recover, and engage our user base;
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
•our ability to attract and retain creators to create engaging content;
•our further expansion and monetization of our platform internationally;
•effective management of our business growth; and
•our acquisition of other businesses.

Operation of Our Business. The manner in which we operate our business, including:
•the disruption and harm from the COVID-19 pandemic outbreak, as well as potential challenges of post-pandemic recovery;
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
•an ability to protect our intellectual property and our use of “open source” software; and
•the interpretation and application of U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations.
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
Pinterest is where over 400 million people around the world go to get inspiration to live their best lives. They come to discover and bring to life ideas for their daily activities like cooking dinner or deciding what to wear; for major commitments like remodeling a house or training for a marathon; for ongoing passions like gardening or fashion; and for milestone events like planning a wedding or a dream vacation.
Our users (who we call Pinners) often don’t have the words to describe what they want, but they know it when they see it. Images and video can communicate concepts that are impossible to describe with words. On Pinterest, people discover inspiring and personalized visual content, which we call Pins. Pins are created when Pinners, creators and businesses make new content for or save existing web content to our platform. Pins are saved and organized into collections, which we call boards and sections. Browsing and saving visual ideas on our service helps Pinners imagine what their future could look like, which propels them from inspiration to action.
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
Pinterest is also unique because we've designed it to be an inspiring platform, that we foster through our policies and product development -- for example, Pinterest has banned political and weight loss ads, developed inclusive beauty search functionality and launched compassionate search for Pinners seeking mental health support. This work is foundational to our mission because we believe people are less likely to imagine their future and bring it to life when they feel self-conscious, excluded, or unhappy. It also creates value for businesses and brands on the platform (including our advertising partners), who have the opportunity to showcase their products and services in an inspiring environment that we believe is conducive to building an emotional connection with consumers.
Our Platform
When people use Pinterest, they interact with several surfaces, each of which offer distinct functionalities and experiences. Pinners often move between these surfaces multiple times in a single session.
Home Feed
When people open the Pinterest mobile application or navigate to www.pinterest.com, they are by default in their Home Feed, where they can discover Pins relevant to their tastes and interests in a scrolling format. We have several types of Pins on our platform, including:
•Standard Pins: Static images that link to content from around the web highlighting products, recipes, style and home inspiration, DIY, and more.
•Video Pins: Short videos from businesses that link to content from around the web on topics like cooking, beauty and DIY projects.
•Product Pins: Product Pins feature items from our catalog inventory that can be purchased and include metadata on prices and stock availability as well as links to the product page of a retailer’s website.
•Idea Pins: Idea Pins are multi-pages of videos, images, text and lists that are natively created on Pinterest. This format enables creators to show how to bring ideas to life (e.g. how to cook a meal or design a room).
Pinners can choose between two different Home Feed experiences: Browse or Watch. The “Browse” tab is Pinterest’s traditional inspiration feed (consisting of a two column grid featuring a variety of Standard, Video, Product and Idea Pins), while the “Watch” tab is an immersive feed of full-screen, auto-playing Idea Pins.

Both Browse and Watch are powered by machine learning recommendations that dynamically reflect the taste and interests of each Pinner. Pinners using these tabs will also see Pins from the people, topics and boards they choose to follow.
Search and Shop
On the Search surface, Pinners can find Pins, boards, creators and brands by typing a query in the search bar. Pinners can choose to view their search results on an Explore tab or a Shop tab. Explore results include relevant Pins personalized for the Pinner’s individual taste, while Shop results include relevant Product Pins that are shoppable and link to a retailer’s product page. Pinners who use search typically want to see many relevant possibilities that are personalized for their individual taste and interests rather than one perfect answer. The Explore and Shop tabs include search guides that help narrow results (e.g., a search for “summer outfits” yields search guides titled “beachy,” “monochromatic,” and “vintage”).
Searches on Pinterest also happen when a Pinner taps on a Pin on any surface to learn more about an idea or image, and a feed of visually similar Pins is served beneath the tapped image. These related Pins help Pinners springboard off a point of inspiration to explore deeper into an interest or narrow in on the perfect product. Pinners also visually search within images by using our Lens tool to select specific objects inside an inspiring scene e.g., a lamp in a living room scene or a pair of shoes in a street fashion scene. This action automatically triggers a new search that yields related Pins that are visually similar to the specific object and that may be shoppable. This experience is powered by years of investments in computer vision (that can identify objects and attributes within scenes) as well as by our growing catalog of shoppable inventory.
Create
Users can publish content on Pinterest by making Idea Pins. Pinners can also respond to creator's content with a take - an Idea Pin generated in response to an original Idea Pin. Our publishing tools encourage the development of content that features long-lasting, actionable ideas rather than stories designed for ephemeral entertainment. Idea Pins give creators all the elements they need to tell their story, from in-app video recording to made-for-doing publishing features like instructions and ingredient templates. Idea Pins show up in many places on Pinterest - featured prominently in home feed, in the search, on creator profiles and more. Features like Try on and product tagging are also enabled in Idea Pins, making the content even more actionable and shoppable.
Our Advertising Products
Pinterest reaches over 400 million monthly active users, a significant majority of which are women. We believe the value of Pinterest’s audience to advertisers is driven not merely by the number of Pinners on our platform or their demographics, but also by when and why they use Pinterest. People use Pinterest in ways that, when taken together, can make it uniquely valuable to advertisers.
First, Pinners often come to the platform with an intent to purchase goods or services. Getting inspiration for your home, your style or your travel typically means that you are actively looking for products and services to buy. Commercial content from brands, retailers and advertisers is central to Pinterest. This means that relevant ads don’t compete with native content on Pinterest; instead, they are content. Second, we believe that in-market consumers on Pinterest tend to be early in their journey toward a purchase and don’t yet know what they want to purchase. Accordingly, we believe that they are open to discovering new products and brands on Pinterest rather than merely navigating to brands they already know, as is common on traditional search engines and e-commerce platforms.
We offer both brand and performance ads, with performance representing approximately two-thirds of our revenue for the year ended December 31, 2021. Brand revenue is billed when an advertiser optimizes an ad campaign around “brand” objectives like impressions or video views. Performance revenue is billed when an advertiser optimizes an ad campaign around “performance” objectives like clicks or conversion events.
Because Pinners travel down the entire purchasing funnel on Pinterest, our ad product suite is used by different advertisers to meet different objectives, including awareness, consideration and sales. Many advertisers use multiple ad objectives simultaneously to achieve their goals on the platform.

Awareness Objective.
Pinterest ads appear in the home feed and on search results pages. They echo the visual style of organic Pins and are fully integrated into the design. A Pinner sees ads as he scrolls through her home feed and search results, looking for inspiration and ideas.
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
•Collection ad: Used by advertisers to display products in action with a hybrid format that mixes lifestyle imagery and video with featured products.
•Idea ad: An Idea ad is an Idea Pin that has been created and promoted by a business. Idea ads can be used in conjunction with a paid partnership tag from a creator the brand has partnered with. These features are currently in beta.
Our Advertising System
Ad Auction
All advertisers on Pinterest buy ads through an auction-based system. Our ad auction allows us to serve ads to Pinners at relevant moments while optimizing business outcomes for advertisers. Today, our advertisers can optimize their campaigns around four different types of user activity depending on their objectives: impressions ("CPM"), video views ("CPV"), clicks ("CPC"), and conversion events ("oCPM"), such as checkout or add-to-cart.
Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance and creative quality.
Ad Relevance
Because ads are content on Pinterest, ad relevance is powered by the same principles that drive organic recommendations.
Advertisers can also target their ads to specific demographics (locations, languages, gender, age), device types, audiences (such as existing customers or Pinners who recently engaged with their content) and interests or keywords. Additionally, they can choose whether they want ads to show in Pinners’ search surfaces, home feed or both.
We are building ad products that will allow advertisers to target ads based on a particular consumer’s known aesthetic preferences and style. Eventually we expect to be able to leverage this Pinterest taste graph to match ad creative to a Pinner’s individual taste and interests.
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
Sales and Marketing
Our Go-to-Market Approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives. We serve these advertisers in customized ways depending on their size, sophistication and objectives. We initially built our business with large consumer packaged goods ("CPG") and retail advertisers in the United States. While this group of advertisers continues to be a significant driver of our business, we are increasingly focused on building products and tools to serve mid-sized and small advertisers across a wide range of verticals. This means improving the efficiency of our ads marketplace, using more automation to optimize for advertiser value, and more effectively measuring the unique value of advertising on Pinterest. We are also focused on expanding our international advertiser base.
Marketing
To date, we have been able to grow our global user base with relatively low marketing costs given the strength of our global brand, the utility of our service and unpaid traffic from search engines. We are also continuing to explore paid marketing efforts, including brand marketing for awareness and comprehension, as well as marketing campaigns focused on user and advertiser acquisition.
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
Our Competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We compete with companies that are larger and more established such as Amazon, Facebook (including Instagram), Google (including YouTube), Snap, TikTok and Twitter. Many of these companies have significantly greater financial and human resources. We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well. We face competition across almost every aspect of our business, particularly users and engagement, creators, advertising and talent.
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
Creators
We compete with other platforms to attract, retain and grow our base of creators. We are building tools to help creators publish the most visually inspiring, actionable content and developing reward programs to help them build an audience and a business on Pinterest. However, there are other internet companies that are larger or have been investing in the creator ecosystem through large reward programs, product innovation, and video infrastructure.
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
As of December 31, 2021, we had over 360 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 580 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. In addition, various countries around the world have adopted and pending legislations, including the forthcoming Digital Services Act in the European Union, that may impose additional obligations or liability on us associated with content uploaded by users to our platform.
We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, creates new regulatory and operational requirements for processing personal data, increases requirements for security and confidentiality and provides for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
Seasonality
We have historically experienced seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter and industry advertising spend tends to be strongest in the fourth quarter. We did not experience typical seasonal trends in 2020 and 2021 due to the COVID-19 pandemic. We do not know when we will return to our typical seasonal trends in the future.
Talent Management and Development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2021, we had 3,225 full-time employees.
Inclusion and Diversity
We strive to create an inclusive and diverse workplace where employees are empowered to bring their whole, authentic selves to work every day. We seek for and respect diverse perspectives which can only help us create a more inclusive and diverse product.
We seek inclusion and diversity at the highest level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. Our board of nine directors, which is comprised of seven independent directors, three women and is racially diverse. Our leadership team includes leaders with diverse skills, experience, racial backgrounds and genders.
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
In June 2020, subsequent to concerns raised by current and former employees, our board of directors established a Special Committee of the board of directors to independently review Pinterest’s workplace culture and develop recommendations to further support an inclusive, fair, and respectful workplace. In December 2020, we began implementing the recommendations of the Special Committee. Amongst other initiatives, we launched an ombuds program intended to give every employee the opportunity to engage confidentially with neutral, trained professionals for independent support resolving conflicts in the workplace.
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
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include equity awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, flexible paid time off, family leave, family care resources, flexible work schedules, employee assistance programs and charitable donation matching, among many others. We continue to review and update our compensation and benefits. For example, we recently enhanced our family leave benefits for birthing and adoptive parents effective January 1, 2022 and increased our 401(k) matching limits.
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
Available Information
Our website is located at www.pinterest.com, and our investor relations website is located at http://investor.pinterestinc.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investor.pinterestinc.com/ and www.pinterest.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD of the Exchange Act.
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
We are in the early stages of our monetization efforts and are still growing and scaling our revenue model. Our growth strategy depends on, among other things, attracting more advertisers (including expanding our sales efforts to reach advertisers in additional international markets), scaling our business with existing advertisers and expanding our advertising product offerings. There is no assurance that this revenue model will continue to be successful or that we will generate increasing revenue. We do not know if we can sustain the historical growth rate of our revenue. To sustain or increase our revenue, we must obtain new advertisers, encourage existing advertisers to maintain or increase their advertising spend on our platform, expand the number of markets where we offer advertising and increase the breadth and functionality of our advertising offerings, including new advertising formats and measurement tools.
In order to obtain new advertisers and further our relationship with current advertisers, we must increase the size of our user base or the engagement of our users. There is no assurance that our user retention, growth or engagement strategy will be successful or that we will maintain or increase the number of users on our service. Further, if we are unable to scale or maintain our relationships with our large advertisers, our business, revenue and financial results could be harmed.
To continue to maintain and grow our advertiser base and our revenue, we depend on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high quality user experience. If we are unable to do this on our platform due to factors such as a decline in user growth or user engagement, or changes in product features or user behavior where users engage increasingly with product features where we may not be able to display as many advertisements, our business, revenue and financial results could be harmed.
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
Our ecosystem of Pinners and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new Pinners or retain or recover Pinners, or if Pinners engage less with us, our business, revenue and financial results could be harmed.
We must continue to attract, grow, retain and engage our users on our platform, who we call Pinners. Our active Pinners may not grow, and may continue to decline.
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners, recover past Pinners or maintain or increase the frequency and duration of Pinners' engagement. Pinner engagement may also fluctuate depending on factors beyond our control, such as changes to daily life resulting from the COVID-19 pandemic. Although we saw higher engagement from Pinners during the peak of the COVID-19 pandemic in 2020, we have experienced and may continue to experience lower levels of Pinner engagement since then.

We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase Pinner engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of Pinners. For example, in the United States, historically a substantial majority of our Pinners have been women of ages 18-64. We may not be able to further increase the number of Pinners in this demographic and may need to increase the number of Pinners in other demographics, such as men and international users, in order to grow our users.
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
•Pinners use or spend more time on other platforms that they feel are more relevant or engaging;
•we are unable to attract creators to create engaging and relevant content on our platform;
•technical or other problems frustrate the Pinner experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;
•users are located in countries with low smartphone penetration or with lack of cellular based data network since our products typically require high bandwidth data capabilities;
•changes in regulations or our contractual arrangements that adversely impact our access to, and use of, zero-rating offers or other discounts or data usage for our service;
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
•merchants on Pinterest do not provide Pinners with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase; or
•the other risks and uncertainties described in this Annual Report on Form 10-K.
If our existing Pinners do not continue to utilize our service or our user base does not grow or we need to educate Pinners how to utilize new products and product features that we introduce, such as live stream and video, we may be required to incur significantly higher marketing expenses than we currently anticipate.

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
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to Pinners. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower Pinner engagement with such content. For example, we are investing in publishing more native content and short form video content on our platform, including the distribution of Idea Pins. Pinner engagement may decline as we learn to distribute this native and short form video content efficiently and as Pinners learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose Pinner confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the recent allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.
We regularly monitor how our advertising affects Pinners’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to Pinners. Therefore, we may decide to change the number of advertisements or eliminate certain types of advertisements to maintain Pinners’ satisfaction in the service. We may make changes to our platform based on feedback provided by Pinners or advertisers. These decisions may not produce the short-term or long-term benefits that we expect, in which case user growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
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
We face significant competition to attract, retain and engage users and for their time and attention. We primarily compete with consumer internet companies that are either tools (search, e-commerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Facebook (including Instagram), Google (including YouTube), Snap, TikTok and Twitter, which provide their users with a variety of online products, services, content (including video), creator incentives and offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Many of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
If we are unable to attract and retain creators to create content on our platform, we may not be able to attract, retain or grow our users.
We are focused on attracting and retaining creators to create useful and relevant content on our platform. We may not be able to effectively compete for creators who create content on our platform and on social media and other platforms or may get creators who create content that is not relevant, useful or inspiring to our users. If creators prefer to create content on competing platforms over ours, or prefer the incentives or financial rewards offered by competing platforms over ours, we may not develop or may lose potentially engaging and relevant content. If we are unable to attract and retain creators, we may not have sufficient useful and relevant content to distribute on our platform. Even if we attract and retain creators who create engaging content, we may not be able to distribute that content effectively due to lower relevancy and search signals. Further, we plan to make increased investments in attracting creators, including increasing workforce resources, which may reduce our short or medium term financial and operating results.
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
Some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising spend. They have large distributed sales forces and an increasing amount of control over mobile distribution channels. These competitors’ economies of scale allow them to have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more targeted advertising. They may not need to rely on third-party data, including data provided by advertisers, in order to effectively target the campaigns of advertisers, which could make their advertising products more attractive to advertisers than ours as third-party data becomes less available to us, whether because of regulatory changes, privacy concerns or other reasons. If we are unable to provide our advertisers with the ability to effectively target their advertising campaigns, or if our advertisers do not believe that our value proposition is as compelling as those of our competitors, we may not be able to attract new advertisers or retain existing ones, and our business, revenue and financial results could be harmed.
We believe that our ability to compete for advertisers depends upon many factors both within and beyond our control, including:
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
•positions or actions taken by us, Pinners, advertisers or other third parties that may impact our brand and reputation or the desirability of advertising on online platforms in general; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
If we are unable to compete effectively for advertisers, our business, revenue and financial results could be harmed.
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
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where a majority of our employees have been working remotely due to the COVID-19 pandemic. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
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
Risks relating to our Business Operations
The global COVID-19 pandemic has impacted and is expected to continue to impact our business and results of operations.
The global COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.
As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including requiring us to manage a significant majority of our workforce remotely. Although we had begun the process of reopening certain of our offices in a phased manner, the continuing uncertainty around COVID-19 and its variants is causing us to re-examine and adjust our approach to office reopening. Our efforts to re-open our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
Moreover, as a result of the COVID-19 pandemic, the ability and willingness of advertisers to spend on our services has fluctuated. Certain advertisers are impacted by pandemic driven factors, such as supply chain issues, rising commodity prices and inventory and labor shortages. This affects the ability and willingness of such impacted advertisers to spend on our platform. We cannot predict how evolving events related to the COVID-19 pandemic will continue to affect advertiser behavior in the future. The pandemic has, and could in the future, adversely affect our business, revenue growth and user retention and acquisition rates, financial performance and stock price.
Further, during the peak of the COVID-19 pandemic and the related shelter-in-place order in 2020, we saw an increase in user growth and Pinner engagement. As the pandemic began to subside, we have experienced challenges such as decline in MAUs, user engagement or change in user behavior in ways that are difficult to anticipate, forecast or measure, resulting in reduced or different usage of our platform. We may continue to face these challenges as the pandemic evolves. However, given the uncertainties relating to the COVID-19 pandemic and its new variants, we may not be able to accurately measure and forecast our key metrics, including MAUs. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
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
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Pinners to agree to new terms of service that Pinners do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Pinners do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of Pinners, such as the boycott of Facebook and Twitter by some advertisers or allegations of the impact of social media on the mental health of users.
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
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data privacy, copyright, content, employment or other practices, workplace culture, charitable giving, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, Pinners or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including their impact on user “screen time” or their content policies or data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Pinners, creators or advertisers from using our service.
Adverse publicity, whether or not accurate, relating to events or activities attributed to us, our employees, third-party vendors, Pinners, creators or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.

If our security is compromised, or Pinners or advertisers believe our security has been compromised, we could lose the trust of Pinners, creators and advertisers who may use our service less or may stop using our service altogether, which could harm our business, revenue and financial results.
Our efforts to protect the information that Pinners, creators and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, viruses or other factors. In addition, third parties may attempt to induce our employees, Pinners, creators, advertisers or vendors to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If any of the events described above occur, our information or Pinners’, creators' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our service, they may, among other things, post malicious spam and other content on our platform using a Pinner’s, creator's or advertiser’s account, that could negatively affect our products and our business.
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
Any incidents where Pinners’, creators' advertisers' or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected Pinners regarding security incidents, and government authorities or affected Pinners, creators or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of Pinners, creators and advertisers is important to sustain user growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent any security incidents. Concerns over our information security or data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter Pinners, creators and advertisers from using our service. Any of these occurrences could harm our business, revenue and financial results.
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
A substantial portion of our revenue is derived from a small number of advertisers and is currently concentrated in certain verticals, particularly CPG and retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers. Many of these advertising agencies are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.
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
•Pinners that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brands;
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
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including false, spam and malicious automation accounts in existence on our service. We regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our service. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts and we intend to continue to make such improvements. In addition, users are not prohibited from having more than one account on our service, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
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
Our reputation and ability to attract, retain and serve Pinners, creators and advertisers is dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. From time to time, we are subject to interruptions in or disruptions of our systems. If our platform is unavailable when Pinners, creators or advertisers attempt to access it, if it does not load as quickly as they expect or if their content is not saved, Pinners may not return to our platform as often in the future, or at all.
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, creator and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of Pinners, creators and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, pandemics such as the ongoing COVID-19 pandemic, terrorist attacks, acts of war, earthquakes, the effects of climate change and other events beyond our control. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are located in California, which has historically experienced, and may continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services and could cause us to incur substantial expense. Climate-related events, including the increasing frequency of extreme weather events and their impact, have the potential to disrupt our business and/or the business of our third-party suppliers and partners.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, artificial intelligence and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees and potential employees' expectations, we may experience difficulties attracting and retaining personnel. Following an independent review of our workplace culture, a Special Committee of our Board has made a number of recommendations, which we are working to implement. Our ongoing efforts to address workplace culture (including to meet the goals we set in our Inclusion and Diversity Report that we publish annually), implement our Special Committee's recommendations and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed. Additionally, although we had begun re-opening some of our offices, we have temporarily closed all our offices worldwide in light of the new COVID-19 variants, and there is still uncertainty related to the timing and manner of our workforce returning to the office. Our future work strategy and our continued efforts related to employee onboarding, training and development and retention may not be successful. Further, our future work strategy is continuing to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
Risks arising from our reliance on third parties
We depend in part on online application stores and internet search engines to direct traffic and refer new Pinners to our service. When these online application stores or search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or when our search results page rankings decline for other reasons, traffic to our service or user growth, retention and engagement has declined and could decline in the future, any of which could harm our business, revenue and financial results.
We depend in part on internet search engines, such as Bing, Google, Yahoo! and Yandex, to direct a significant amount of traffic to our service. For example, when a Pinner types a query into a search engine, we may receive traffic and acquire new Pinners when those search results include Pins, boards, Pinners and other features of our service that cause the Pinner to click on the Pinterest result or create a Pinterest account. These actions grow our users due to signups of new Pinners and increase retention and engagement of existing Pinners.
Our ability to maintain and increase the number of users directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, in throughout 2021 and most recently in November 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we may increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
In addition, we also rely on certain major online stores for distribution of our application. If these application store providers modify or implement new terms, we may be required to modify our product to maintain our ability to remain in that application store. Such requirements or our inability to meet such requirements could harm our business, revenue and financial results.
We allow users to authenticate with our service through third-party login providers. If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict the use of these tools, user retention, growth or engagement could decline, and our business, revenue and financial results could be harmed.
A significant number of Pinners access their accounts on our service using a third-party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if Pinners are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent Pinners from accessing their accounts on our service through those logins, Pinners may be unable to access our service. In addition, third-party log-in providers may institute policies that restrict us from communicating with Pinners. As a result of these actions, user growth, retention and engagement on our service has been and could be adversely affected in the future, even if for a temporary period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
We depend on Amazon Web Services for the vast majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of Amazon Web Services could negatively affect our operations and harm our business, revenue and financial results.
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS. Under the agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This agreement is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. A material breach of this agreement by us, or early termination of the agreement, could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and our business could be harmed. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. If Pinners, creators or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose Pinners, creators or advertisers and could harm our business and reputation.
We utilize data center hosting facilities operated by AWS, located in various facilities. However, we have implemented a limited disaster recovery program which does not allow us to serve network traffic from back-up data center services. An unexpected disruption of services provided by these data centers could hamper our ability to handle existing or increased traffic, result in the loss of data or cause our platform to become unavailable, which may harm our reputation and business.
We must effectively operate with mobile operating systems, web browsers, online application stores, networks, regulations and standards, which we do not control. Changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards may harm Pinner retention, growth and engagement.
Because our service is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any changes to these operating systems, browsers or the online stores distributing our application that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our service. Some of our competitors that control the operating systems, browsers and online stores that our application runs on, or is distributed through, could make interoperability of our service with those systems, browsers and stores more difficult. In addition, new products we introduce may take longer to function with these systems and browsers.
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
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our service. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our service. This risk may increase as we develop and increase the use of certain products or product features, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our service and, even if it is not featured in advertisements or recommendations to Pinners, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our service, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service, including liability for misleading or manipulative information, hate speech, privacy, copyrighted content and other types of online harm and current protections from liability for third-party content in the United States could decrease or change. For example, there have been various Congressional and regulatory efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA. Similarly, the EU Directive on Copyright in the Digital Single Market (DSM) has been implemented by a few EU member states that alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If amendments to Section 230 of the CDA or other statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, that further impose new obligations in areas affecting our business, such as liability for copyright infringement, distributing certain advertisements to minors, and other online harm.
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, Germany, Russia, Austria and Turkey have implemented regulations that impose significant fines or provide for blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. Additionally, in April 2021, the European Union adopted new regulations that require certain online service providers to remove terrorist-related content within one hour of being flagged. These regulations will begin to apply in June 2022. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.
Any new legislation or changes to existing legislation may be difficult to comply with in a timely and comprehensive fashion and may expose our business, users, or employees to increased costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability and our business, revenue and financial results could be harmed.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA is largely untested, and it remains unclear how the CCPA will be interpreted. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data storage and data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
The interpretation and application of U.S. tax legislations or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Additionally, further regulatory or legislative developments may also arise from the proposed U.S. tax reform under the Biden Administration, the Build Back Better Act, which has proposed a new corporate alternative minimum tax and increased taxation of international business operations. There is uncertainty regarding what changes will be enacted, if any, and the effect on our business and financial results.
Additionally, in October 2020, the Organisation for Economic Co-operation and Development Inclusive Framework, as part of its Base Erosion and Profit Shifting Action Plan, released proposals that provide a long-term, multilateral framework on taxation of the digital economy. Recently, the Inclusive Framework jurisdictions announced they reached agreement on the proposals endorsed by the Group of Twenty inter-governmental political forum, including a global minimum tax to be implemented in 2023. Some jurisdictions have already enacted a tax on technology companies that generate revenues from the provision of digital services, including the United Kingdom, France, Spain and Italy, to capture tax revenue more immediately. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
Risks relating to our Financial Statements and Performance
We have a limited operating history with the current scale of our business, and, as a result, our past results may not be indicative of future operating performance.
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies like ours.
We have incurred operating losses in the past, anticipate increasing our costs and operating expenses, may incur operating losses in the future and may not maintain profitability.
We have incurred significant net losses in the past and generated net income only recently. We generated net income of $316.4 million for the year ended December 31, 2021 and net losses of $128.3 million and $1,361.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $2,018.6 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•the manner in which Pinners engage with different products, where certain products may cause us to generate less revenue
•downward pressure on the pricing of our advertisements;
•the timing, cost of and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;
•fluctuations (seasonal or otherwise) in spending by our advertisers and platform usage and engagement by users, each of which may change as our product offerings and business evolves;

•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the COVID-19 pandemic;
•seasonal fluctuations in internet usage generally;
•the success of technologies designed to block the display of ads;
•development and introduction of new product offerings by us or our competitors;
•existing, new and evolving regulations, both in the U.S. and internationally;
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
We may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.
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
As of December 31, 2021, we had federal, California and other state net operating loss carryforwards of $4,314.0 million, $500.8 million and $1,677.0 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.7% of the voting power of our outstanding capital stock as of December 31, 2021.

Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
As a result, for the foreseeable future, holders of our Class B common stock could have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets, even though their stock holdings were to represent in the aggregate less than 50% of the outstanding shares of our capital stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This control may adversely affect the trading price of our Class A common stock. Despite no longer being employed by us, Paul Sciarra, one of our co-founders, remains able to exercise significant voting power. If we terminate our other co-founders’ relationship, they would also continue to have the ability to exercise significant voting power to the extent they were to retain their Class B common stock while our other existing holders disposed of their Class B common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indexes. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices, recommend that stockholders vote against certain company annual stockholder meeting proposals or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.
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
•existing, new and evolving regulations, both in the U.S. and internationally;

•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant changes in our management;
•stakeholder dissatisfaction if we are unable to meet stakeholders' expectations and requirements around environmentally friendly, ethical, socially conscious, and sustainable business practices or disclosures;
•if we are unable to address workplace culture related issues (including to meet the goals we set in our Inclusion and Diversity Report that we publish annually or implement our Special Committee's recommendations relating to workplace culture);
•macroeconomic events that are beyond our control, such as the global outbreak of the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies, including ours, have fluctuated in a manner that may be unrelated or disproportionate to the financial performance of such companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action and derivative litigation has often been instituted against these companies, including against us. Such litigation could result in substantial costs and a diversion of our management’s attention and resources. Further, when our revenue, users or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock has declined and could likely decline in the future.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,917,451,052 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
As a public company we are required to publicly disclose additional details about our business and financial condition information, which may result in threatened or actual litigation, including by competitors, regulators and other third parties. If those claims are successful, our business, revenue and financial results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and harm our business, revenue and financial results.
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
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as inflation and the COVID-19 pandemic, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could harm our revenue and financial results and could affect the reporting of transactions completed before the announcement of a change.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California. As of December 31, 2021, we maintained offices in various locations in the United States and internationally totaling approximately 677,000 square feet, including approximately 397,000 square feet for our corporate headquarters and in the surrounding areas. We believe that our facilities are sufficient for our existing needs.
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
For information on certain litigation we are involved in, see "Legal Matters" in Note 7 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
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
Holders of Record
As of January 28, 2022, there were 132 stockholders of record of our Class A common stock and 64 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pinterest, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Dow Jones Internet Composite Index (DJINET Composite Index). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on April 18, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2021. The graph uses the closing market price on April 18, 2019 of $24.40 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview of 2021 Results
Our key financial and operating results as of and for the year ended December 31, 2021 are as follows:
•Revenue was $2,578.0 million, an increase of 52% compared to 2020.
•Monthly active users ("MAUs") were 431 million, a decrease of 6% compared to December 31, 2020.
•Share-based compensation expense was $415.4 million, an increase of $94.4 million compared to 2020.
•Total costs and expenses were $2,251.8 million.
•Income from operations was $326.2 million.
•Net income was $316.4 million.
•Adjusted EBITDA was $814.4 million.
•Cash, cash equivalents and marketable securities were $2,480.1 million.
•Headcount was 3,225.
Update on the COVID-19 Pandemic
The COVID-19 pandemic, which resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders, continues to have an impact globally. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. These measures initially positively impacted Pinner engagement and user growth in both the U.S. and international geographies as people spent more time at home and sought online inspiration for some of our core use cases. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic began to slow our global MAU growth and lowered Pinner engagement as compared to 2020 as Pinners began spending less time at home. This behavior reversed some of the MAU gains we saw during 2020, and, as a result, we saw a decline in global MAUs in the fourth quarter as compared to the same period in 2020.
Since the impact of the COVID-19 pandemic on our results of operations and overall financial performance remains unprecedented and unpredictable, our past results may not be indicative of our future performance. Given the uncertainty, we are unable to predict the extent and duration of the impact of the COVID-19 pandemic on advertiser demand, Pinner engagement, and our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

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
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. We actively monitor the relationship of WAUs to MAUs, which has stayed relatively consistent over time. As of December 31, 2021, the proportion of WAUs to MAUs was 58%.

As of December 31, 2021, we have experienced a decline in our global MAUs as compared to December 31, 2020 due to the easing of the restrictions related to the COVID-19 pandemic and lower search traffic driven by changes in search engine algorithms. As a result, we are unable to predict the extent to which we will be able to attract new Pinners, retain existing Pinners, recover past Pinners or maintain or increase the frequency and duration of Pinners' engagement as uncertainties around restrictions resulting from the COVID-19 pandemic continue.
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
Quarterly Average Revenue per User

For the year ended December 31, 2021, global ARPU was $5.79, which represents an increase of 36% compared to the year ended December 31, 2020. For the year ended December 31, 2021, U.S. ARPU was $21.98 and international ARPU was $1.59, which represent increases of 43% and 80%, respectively, compared to the year ended December 31, 2020.
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

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$316,438	$(128,323)	$(1,361,371)
Depreciation and amortization	27,500	36,988	27,791
Share-based compensation	415,382	321,020	1,377,781
Interest income	(4,204)	(16,119)	(30,164)
Interest expense and other (income) expense, net	9,420	635	2,137
Provision for income taxes	4,533	1,303	532
Non-cash charitable contributions	45,300	—	—
Termination of future lease contract	—	89,500	—
Adjusted EBITDA (1)	$814,369	$305,004	$16,706

(1)Non-cash charitable contributions of $2.7 million were not excluded from Adjusted EBITDA for the year ended December 31, 2020 as these were not material.

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
Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency exchange gains and losses and interest earned on our cash equivalents and marketable securities.
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

Results of Operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,578,027	$1,692,658	$1,142,761
Costs and expenses (1):
Cost of revenue	529,320	449,358	358,903
Research and development	780,264	606,194	1,207,059
Sales and marketing	641,279	442,807	611,590
General and administrative	300,977	336,803	354,075
Total costs and expenses	2,251,840	1,835,162	2,531,627
Income (loss) from operations	326,187	(142,504)	(1,388,866)
Interest income	4,204	16,119	30,164
Interest expense and other income (expense), net	(9,420)	(635)	(2,137)
Income (loss) before provision for income taxes	320,971	(127,020)	(1,360,839)
Provision for income taxes	4,533	1,303	532
Net income (loss)	$316,438	$(128,323)	$(1,361,371)
Adjusted EBITDA (2)	$814,369	$305,004	$16,706

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$7,438	$7,865	$31,758
Research and development	309,715	218,718	867,191
Sales and marketing	52,691	35,645	239,315
General and administrative	45,538	58,792	239,517
Total share-based compensation	$415,382	$321,020	$1,377,781
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	21	27	31
Research and development	30	36	106
Sales and marketing	25	26	54
General and administrative	12	20	31
Total costs and expenses	87	108	222
Income (loss) from operations	13	(8)	(122)
Interest income	—	1	3
Interest expense and other income (expense), net	—	—	—
Income (loss) before provision for income taxes	12	(8)	(119)
Provision for income taxes	—	—	—
Net income (loss)	12%	(8)%	(119)%

Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Revenue	$2,578,027	$1,692,658	52%
Revenue for the year ended December 31, 2021 increased by $885.4 million compared to the year ended December 31, 2020. Revenue growth was driven by a 36% increase in ARPU supported by a 12% increase in average MAUs for the year ended December 31, 2021 as compared to the year ended December 31, 2020. These resulted in a 13% increase in the number of advertisements served and a 35% increase in the price of advertisements.
For the year ended December 31, 2021 compared to the year ended December 31, 2020, revenue based on our estimate of the geographic location of our users increased by 42% in the United States to $2,015.9 million driven by a 43% increase in U.S. ARPU offset by a 1% decrease in average U.S. MAUs. International revenue increased by 110% to $562.1 million driven by an 80% increase in international ARPU supported by a 16% increase in average international MAUs.
Cost of Revenue

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Cost of revenue	$529,320	$449,358	18%
Percentage of revenue	21%	27%
Cost of revenue for the year ended December 31, 2021 increased by $80.0 million compared to the year ended December 31, 2020. The increase was primarily due to higher absolute hosting costs due to user growth.

Research and Development

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Research and development	$780,264	$606,194	29%
Percentage of revenue	30%	36%
Research and development for the year ended December 31, 2021 increased by $174.1 million compared to the year ended December 31, 2020. The increase was primarily due to a $91.0 million increase in share-based compensation expense, including $48.6 million relating to our Co-founder and Chief Design and Creative Officer's transition into a consulting role, a 14% increase in average headcount, which drove higher personnel expenses, as well as higher consulting expenses.
Sales and Marketing

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Sales and marketing	$641,279	$442,807	45%
Percentage of revenue	25%	26%
Sales and marketing for the year ended December 31, 2021 increased by $198.5 million compared to the year ended December 31, 2020. The increase was primarily due to a $85.9 million increase in marketing expenses, a 26% increase in average headcount, which drove higher personnel expenses, higher consulting expenses and a $17.0 million increase in share-based compensation expense.
General and Administrative

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
General and administrative	$300,977	$336,803	(11)%
Percentage of revenue	12%	20%
General and administrative for the year ended December 31, 2021 decreased by $35.8 million compared to the year ended December 31, 2020. The decrease was primarily due to a one-time payment of $89.5 million for the termination of a future lease contract in August 2020 and a $13.3 million decrease in share-based compensation, offset by a $42.6 million increase in non-cash charitable contributions and a 30% increase in average headcount, which drove higher personnel expenses.
Other Income (Expense, Net)

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Interest income	$4,204	$16,119	(74)%
Interest expense and other income (expense)	(9,420)	(635)	1,383%
Other income (expense), net	$(5,216)	$15,484	(134)%
Other income (expense), net for the year ended December 31, 2021 decreased by $20.7 million compared to the year ended December 31, 2020. The decrease was primarily due to lower returns on our marketable securities as a result of lower interest rates and foreign currency exchange losses.

Provision for Income Taxes

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Provision for income taxes	$4,533	$1,303	248%
Provision for income taxes was primarily due to income generated in our foreign jurisdictions and U.S. states for each of the periods presented.
Net Income (Loss) and Adjusted EBITDA

	Year Ended December 31,
	2021	2020	% change

	(in thousands)
Net income (loss)	$316,438	$(128,323)	347%
Adjusted EBITDA	$814,369	$305,004	167%
Net income (loss) for the year ended December 31, 2021 was $316.4 million, as compared to $(128.3) million for the year ended December 31, 2020. Adjusted EBITDA was $814.4 million for the year ended December 31, 2021, as compared to $305.0 million for the year ended December 31, 2020, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We have historically financed our operations primarily through sales of our stock and payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2021, we had $2,480.1 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2021, $95.9 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants and there were no amounts outstanding under this facility as of December 31, 2021.
We believe our existing cash, cash equivalents and marketable securities and amounts available under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We may elect to raise additional capital through the sale of additional equity to fund our future needs beyond the next 12 months.
Our material cash requirements include our $2,949.1 million commitment with Amazon Web Services, for which we are not subject to annual purchase commitments, and our $323.6 million of operating lease obligations, of which $57.9 million is due within the next 12 months.
For the years ended December 31, 2021, 2020 and 2019, our net cash flows were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$752,907	$28,826	$657
Investing activities	$(25,858)	$(47,623)	$(586,501)
Financing activities	$22,162	$19,638	$1,128,198
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $724.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in our net income (loss) after adjusting for non-cash reconciling items and an increase in collections of accounts receivable.

Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities decreased by $21.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to decreased purchases of marketable securities, offset by a decrease in proceeds from maturities of marketable securities.
Financing Activities
Cash flows from financing activities consist of net proceeds from our IPO, tax withholdings on release of RSUs and proceeds from the exercise of stock options. Net cash provided by financing activities increased by $2.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the absence of tax remittances on release of RSUs offset by a decrease in proceeds from the exercise of stock options.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019.
Interest Rate Risk
As of December 31, 2021, we held cash, cash equivalents and marketable securities of $2,480.1 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.1 million and $7.6 million as of December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data
PINTEREST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s revenue systems, and comparing revenue recognized to accounts receivables and cash receipts. Additionally, we examined standard customer terms and conditions and we selected a sample of non-standard contractual arrangements to test that all material distinct performance obligations were identified and to test the timing and amount of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 3, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 3, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 3, 2022

PINTEREST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,419,630	$669,230
Marketable securities	1,060,488	1,091,076
Accounts receivable, net of allowances of $8,282 and $8,811 as of December 31, 2021 and 2020, respectively	653,355	563,733
Prepaid expenses and other current assets	48,090	33,502
Total current assets	3,181,563	2,357,541
Property and equipment, net	53,401	69,375
Operating lease right-of-use assets	227,912	155,916
Goodwill and intangible assets, net	61,115	13,562
Other assets	13,247	13,065
Total assets	$3,537,238	$2,609,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,675	$49,491
Accrued expenses and other current liabilities	242,131	155,340
Total current liabilities	259,806	204,831
Operating lease liabilities	209,181	139,321
Other liabilities	29,508	22,936
Total liabilities	498,495	367,088

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 568,228 and 530,140 shares issued and outstanding as of December 31, 2021 and 2020, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 88,644 and 96,232 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7	6
Additional paid-in capital	5,059,528	4,574,934
Accumulated other comprehensive income (loss)	(2,181)	2,480
Accumulated deficit	(2,018,611)	(2,335,049)
Total stockholders’ equity	3,038,743	2,242,371
Total liabilities and stockholders’ equity	$3,537,238	$2,609,459

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,578,027	$1,692,658	$1,142,761
Costs and expenses:
Cost of revenue	529,320	449,358	358,903
Research and development	780,264	606,194	1,207,059
Sales and marketing	641,279	442,807	611,590
General and administrative	300,977	336,803	354,075
Total costs and expenses	2,251,840	1,835,162	2,531,627
Income (loss) from operations	326,187	(142,504)	(1,388,866)
Interest income	4,204	16,119	30,164
Interest expense and other income (expense), net	(9,420)	(635)	(2,137)
Income (loss) before provision for income taxes	320,971	(127,020)	(1,360,839)
Provision for income taxes	4,533	1,303	532
Net income (loss)	$316,438	$(128,323)	$(1,361,371)
Net income (loss) per share attributable to common stockholders:
Basic	$0.49	$(0.22)	$(3.24)
Diluted	$0.46	$(0.22)	$(3.24)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	640,030	596,264	420,473
Diluted	691,651	596,264	420,473

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$316,438	$(128,323)	$(1,361,371)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(4,252)	1,670	2,057
Change in foreign currency translation adjustment	(409)	163	11
Comprehensive income (loss)	$311,777	$(126,490)	$(1,359,303)

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	308,373	$1,465,399	127,298	$1	$252,212	$(1,421)	$(845,355)	$(594,563)
Release of restricted stock units	—	—	28,084	1	—	—	—	1
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(475,015)	—	—	(475,015)
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants to common stock in connection with initial public offering	(308,373)	(1,465,399)	308,622	3	1,470,074	—	—	1,470,077
Issuance of common stock in connection with initial public offering net of underwriters' discounts and commissions and offering costs	—	—	86,250	1	1,563,382	—	—	1,563,383
Issuance of common stock for cash upon exercise of stock options, net	—	—	19,650	—	41,344	—	—	41,344
Share-based compensation	—	—	—	—	1,377,781	—	—	1,377,781
Other comprehensive income	—	—	—	—	—	2,068	—	2,068
Net loss	—	—	—	—	—	—	(1,361,371)	(1,361,371)
Balance as of December 31, 2019	—	$—	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units	—	—	19,890	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	(56,894)	—	—	(56,894)
Issuance of common stock for cash upon exercise of stock options, net	—	—	34,149	—	78,282	—	—	78,282
Issuance of common stock related to charitable contributions	—	—	150	—	2,748	—	—	2,748
Issuance of restricted stock awards, net	—	—	2,279	—	—	—	—	—
Share-based compensation	—	—	—	—	321,020	—	—	321,020
Other comprehensive income	—	—	—	—	—	1,833	—	1,833
Net loss	—	—	—	—	—	—	(128,323)	(128,323)
Balance as of December 31, 2020	—	$—	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	—	—	21,724	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	—	—	7,806	—	23,912	—	—	23,912
Issuance of common stock related to charitable contributions	—	—	750	—	45,300	—	—	45,300
Issuance of restricted stock awards, net	—	—	220	—	—	—	—	—
Share-based compensation	—	—	—	—	415,382	—	—	415,382
Other comprehensive loss	—	—	—	—	—	(4,661)	—	(4,661)
Net income	—	—	—	—	—	—	316,438	316,438
Balance as of December 31, 2021	—	$—	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743

The accompanying notes are an integral part of these consolidated financial statements.

PINTEREST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$316,438	$(128,323)	$(1,361,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,500	36,988	27,791
Share-based compensation	415,382	321,020	1,377,781
Non-cash charitable contributions	45,300	2,748	—
Other	9,607	8,332	(3,990)
Changes in assets and liabilities:
Accounts receivable	(88,862)	(253,173)	(94,224)
Prepaid expenses and other assets	(14,727)	4,128	7,161
Operating lease right-of-use assets	43,995	41,898	32,378
Accounts payable	(33,451)	15,721	11,636
Accrued expenses and other liabilities	82,435	23,647	31,890
Operating lease liabilities	(50,710)	(44,160)	(28,395)
Net cash provided by operating activities	752,907	28,826	657
Investing activities
Purchases of property and equipment and intangible assets	(9,031)	(17,401)	(33,783)
Purchases of marketable securities	(1,104,087)	(1,216,260)	(1,075,875)
Sales of marketable securities	274,654	265,422	162,198
Maturities of marketable securities	849,520	920,300	360,959
Acquisition of business, net of cash acquired	(36,914)	—	—
Other investing activities	—	316	—
Net cash used in investing activities	(25,858)	(47,623)	(586,501)
Financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	1,573,200
Proceeds from exercise of stock options, net	23,912	78,282	41,344
Shares repurchased for tax withholdings on release of restricted stock units	—	(56,894)	(475,015)
Payment of deferred offering costs and other financing activities	(1,750)	(1,750)	(11,331)
Net cash provided by financing activities	22,162	19,638	1,128,198
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,058)	327	99
Net increase in cash, cash equivalents and restricted cash	748,153	1,168	542,453
Cash, cash equivalents and restricted cash, beginning of period	678,911	677,743	135,290
Cash, cash equivalents and restricted cash, end of period	$1,427,064	$678,911	$677,743

Supplemental cash flow information
Accrued property and equipment	$2,875	$820	$4,772
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$118,977	$15,089	$76,387

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,419,630	$669,230	$649,666
Restricted cash included in prepaid expenses and other current assets	1,137	571	2,738
Restricted cash included in other assets	6,297	9,110	25,339
Total cash, cash equivalents and restricted cash	$1,427,064	$678,911	$677,743

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
We record sales commissions in sales and marketing as incurred because we would amortize these over a period of less than one year.
Deferred revenue was not material as of December 31, 2021 and 2020.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Share-Based Compensation
Restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our initial public offering ("IPO"). We did not record any share-based compensation expense for our RSUs prior to our IPO because the performance condition had not yet been satisfied. Upon pricing our IPO, we recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs granted under our 2009 Plan for which the service condition had been satisfied at that date. We will record the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
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
Advertising Expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $94.7 million, $30.3 million and $55.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Marketable Securities
We invest in highly liquid corporate debt securities, U.S. treasury securities, asset-backed securities, U.S. government agency securities, municipal securities, non-U.S. government and supranational bonds and certificates of deposit. We classify marketable investments with stated maturities of ninety days or less from the date of purchase as cash equivalents and those with stated maturities greater than ninety days from the date of purchase as marketable securities.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
We include the results of operations of businesses that we acquire in our consolidated financial statements beginning on their respective acquisition dates. We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. When the fair value of the purchase consideration exceeds the fair values of the identifiable assets and liabilities acquired, we record the excess as goodwill. Our estimates of fair value are based on assumptions we believe to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets and liabilities acquired with the corresponding offset to goodwill. Any adjustments after the measurement period are reflected in our consolidated statements of operations.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2021 and December 31, 2020. One customer accounted for 10% of our revenue for the year ended December 31, 2019.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2021, 2020 and 2019.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. We elected to early adopt ASU 2021-08 prospectively as of October 1, 2021, and the effects of adoption on our consolidated financial statements were not material.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$589,156	$—	$—	$589,156
Money market funds	711,188	—	—	711,188
Commercial paper	114,972	4	—	114,976
Corporate bonds	4,310	—	—	4,310
Total cash and cash equivalents	1,419,626	4	—	1,419,630
Marketable securities:
Corporate bonds	450,746	181	(1,510)	449,417
Commercial paper	247,623	15	(78)	247,560
U.S. treasury securities	189,325	19	(334)	189,010
Certificates of deposit	82,504	19	(37)	82,486
Municipal securities	49,470	11	(150)	49,331
Non-U.S. government and supranational bonds	41,812	3	(131)	41,684
U.S. agency bonds	1,000	—	—	1,000
Total marketable securities	1,062,480	248	(2,240)	1,060,488
Total	$2,482,106	$252	$(2,240)	$2,480,118

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$352,061	$—	$—	$352,061
Money market funds	225,643	—	—	225,643
Commercial paper	48,530	2	—	48,532
U.S. treasury securities	39,997	1	—	39,998
Certificates of deposit	2,996	—	—	2,996
Total cash and cash equivalents	669,227	3	—	669,230
Marketable securities:
Corporate bonds	452,723	1,782	(18)	454,487
U.S. treasury securities	202,795	260	(1)	203,054
Commercial paper	234,170	86	(3)	234,253
Certificates of deposit	134,828	57	(3)	134,882
Municipal securities	17,604	22	(7)	17,619
U.S. agency bonds	16,012	6	—	16,018
Non-U.S. government and supranational bonds	15,938	13	(1)	15,950
Asset-backed securities	14,752	61	—	14,813
Total marketable securities	1,088,822	2,287	(33)	1,091,076
Total	$1,758,049	$2,290	$(33)	$1,760,306
Our allowance for credit losses for our marketable securities was not material as of December 31, 2021 and 2020.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2021
Due in one year or less	$716,132
Due after one to five years	344,356
Total	$1,060,488
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$711,188	$—	$—	$711,188
Commercial paper	—	114,976	—	114,976
Corporate bonds	—	4,310	—	4,310
Marketable securities:
Corporate bonds	—	449,417	—	449,417
Commercial paper	—	247,560	—	247,560
U.S. treasury securities	189,010	—	—	189,010
Certificates of deposit	—	82,486	—	82,486
Municipal securities	—	49,331	—	49,331
Non-U.S. government and supranational bonds	—	41,684	—	41,684
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Restricted cash:
Certificates of deposit	$—	$6,297	$—	$6,297

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$225,643	$—	$—	$225,643
Commercial paper	—	48,532	—	48,532
U.S. treasury securities	39,998	—	—	39,998
Certificates of deposit	—	2,996	—	2,996
Marketable securities:
Corporate bonds	—	454,487	—	454,487
Commercial paper	—	234,253	—	234,253
U.S. treasury securities	203,054	—	—	203,054
Certificates of deposit	—	134,882	—	134,882
Municipal securities	—	17,619	—	17,619
U.S. agency bonds	—	16,018	—	16,018
Non-U.S. government and supranational bonds	—	15,950	—	15,950
Asset-backed securities	—	14,813	—	14,813
Prepaid expenses and other current assets:
Certificates of deposit	—	571	—	571
Restricted cash:
Certificates of deposit	$—	$9,110	$—	$9,110
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
4. Other Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$101,214	$101,242
Furniture and fixtures	25,956	24,516
Computer and network equipment	32,020	27,230
Total property and equipment	159,190	152,988
Less: accumulated depreciation	(108,159)	(83,770)
Construction in progress	2,370	157
Property and equipment, net	$53,401	$69,375
Depreciation expense was $26.2 million, $36.0 million and $26.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2021	2020
Accrued hosting expenses	$84,105	$39,233
Accrued compensation	37,154	33,215
Operating lease liabilities	41,693	43,633
Other accrued expenses	79,179	39,259
Accrued expenses and other current liabilities	$242,131	$155,340
5. Acquisition
On December 3, 2021, we acquired all outstanding shares of BLBW Limited ("Vochi"), a video creation and editing app that offers tools for creators. The acquisition of Vochi is expected to bring more video creation tools and quality content to our Pinners and help us further our vision to create a place where Pinners can go from inspiration to realization.
The total purchase consideration was $45.9 million in cash, including an indemnification holdback of $8.6 million. Of the total purchase consideration, $14.8 million was attributed to developed technology and other related intangible assets, which will be amortized over their useful lives of 5 years, and the remaining $33.3 million was attributed to goodwill. Goodwill represents the synergies we expect to realize from the acquisition and the assembled workforce. Goodwill is not deductible for tax purposes.
We included the results of Vochi's operations in our consolidated financial statements beginning on the acquisition date. The acquisition did not have a material impact on our consolidated financial statements so we have not presented historical and pro forma disclosures.
6. Goodwill and Intangible Assets, Net
Changes in goodwill for the periods presented are as follows (in thousands):

Balance as of December 31, 2020	$6,905
Acquisitions	33,303
Balance as of December 31, 2021	$40,208

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net consists of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$9,037	$(3,389)	$5,648	9.1 years
Acquired technology and other intangibles	19,970	(4,711)	15,259	4.2 years
Total intangible assets, net	$29,007	$(8,100)	$20,907

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired patents	$9,037	$(2,380)	$6,657	9.1 years
Acquired technology and other intangibles	4,385	(4,385)	—	1.5 years
Total intangible assets, net	$13,422	$(6,765)	$6,657

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $1.3 million, $1.0 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense as of December 31, 2021, is as follows (in thousands):

Intangible Asset Amortization
2022	$4,126
2023	4,126
2024	4,126
2025	4,116
2026	3,424
Thereafter	989
Total	$20,907
7. Commitments and Contingencies
As of December 31, 2021, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2022	$—	$57,877	$57,877
2023	—	56,601	56,601
2024	—	34,520	34,520
2025	—	29,736	29,736
2026	—	30,382	30,382
Thereafter	2,949,100	114,511	3,063,611
Total	$2,949,100	$323,626	$3,272,727
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with AWS, which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of December 31, 2021, our remaining contractual commitment is $2,949.1 million. We expect to meet our remaining commitment.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On November 23, 2020, Pinterest and our Chief Executive Officer and Chief Financial Officer were named as defendants in a putative securities class action filed in the U.S. District Court for the Northern District of California. The lawsuit alleged claims under Sections 10(b) and 20(a) of the Exchange Act and alleged that defendants made material false and misleading public statements about our revenue and user growth in 2019. The complaint sought damages, litigation costs, and interest. On September 23, 2021, the court granted Pinterest’s motion to dismiss plaintiff’s complaint with leave to amend and plaintiff notified the court on October 12, 2021 that they do not intend to file an amended complaint. The court entered judgment on behalf of Pinterest and other defendants on October 12, 2021 and this matter is no longer pending.
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On April 22, 2021, the defendants moved to dismiss this complaint. On July 14, 2021, another shareholder derivative complaint with similar allegations was filed in the same court and was subsequently related to the earlier action. The cases were referred to a magistrate judge for mediation, and the proceedings were stayed during the pendency of that mediation. On November 24, 2021, the parties entered into a stipulation of settlement and plaintiffs filed a motion for preliminary settlement approval. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
In March 2021, certain of our executives and members of our board of directors were named as defendants in a shareholder derivative lawsuit filed in the Delaware Chancery Court. Pinterest was also named as a nominal defendant. The complaint alleges that executives and members of the board breached their fiduciary duties to the company in connection with allegations of gender and racial discrimination at Pinterest. On May 10, 2021, the court stayed this lawsuit in light of the related pending case in the Northern District of California. The complaint seeks damages, litigation costs, and interest. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
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

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2021. We have not issued any letters of credit against the revolving credit facility and are in compliance with all covenants under the revolving credit facility as of December 31, 2021.
8. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2022 and 2033. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$53,691	$51,285	$40,257
Short-term lease cost	1,434	3,933	3,456
Total	$55,125	$55,218	$43,713
The weighted-average remaining term of our operating leases was 7.5 years and 8.1 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 4.2% and 4.8% as of December 31, 2021 and 2020, respectively.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2021, are as follows (in thousands):

Operating Leases
2022	$57,393
2023	56,601
2024	34,520
2025	29,736
2026	30,382
Thereafter	114,511
Total lease payments	323,143
Less imputed interest	(72,269)
Total operating lease liabilities	$250,874
Cash payments included in the measurement of our operating lease liabilities were $59.0 million, $54.3 million and $38.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, we have $20.8 million of undiscounted future payments under operating leases that have not yet commenced, which are excluded from the table above.
9. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2021.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
less than 100% of the fair market value of our common stock on the date of grant. 126,949,622 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2021.
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
Stock Option Activity
Stock option activity during the year ended December 31, 2021, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2020	23,947	$3.15	2.9	$1,502,604
Exercised	(7,806)	3.06
Outstanding as of December 31, 2021	16,141	$3.19	1.9	$535,118
Exercisable as of December 31, 2021	15,576	$2.50	1.7	$527,204

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019, was $3.2 million, $3.3 million and $2.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $511.4 million, $1,023.9 million and $425.1 million, respectively.
No stock options were granted during the years ended December 31, 2021 and December 31, 2019. The total grant-date fair value of stock options granted during the year ended December 31, 2020 was not material.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the year ended December 31, 2021, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	54,079	$20.45
Granted(1)	9,931	67.27
Released	(21,991)	23.28
Forfeited(1)	(5,761)	25.02
Outstanding as of December 31, 2021	36,258	$30.84

(1)Includes the effects of awards modified during the year ended December 31, 2021.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation
Share-based compensation expense during the years ended December 31, 2021, 2020 and 2019, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$7,438	$7,865	$31,758
Research and development	309,715	218,718	867,191
Sales and marketing	52,691	35,645	239,315
General and administrative	45,538	58,792	239,517
Total share-based compensation	$415,382	$321,020	$1,377,781
As of December 31, 2021, we had $851.2 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.7 years.
On October 15, 2021, our Co-founder and Chief Design and Creative Officer transitioned into a consulting role pursuant to a consulting agreement dated October 13, 2021. He will also continue to serve on our Board of Directors, and his existing RSU award will continue vesting after the transition to the consulting role. For accounting purposes, we treated this as a modification of his RSU award and recorded a one-time charge of $48.6 million, including incremental compensation cost of $40.8 million, in share-based compensation expense for the year ended December 31, 2021.
10. Net Income (Loss) Per Share Attributable to Common Stockholders
We present net income (loss) per share attributable to common stockholders using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion and transfer rights and therefore share equally in our net income or losses. Prior to our IPO, we considered all series of our redeemable convertible preferred stock participating securities. We have not allocated net loss attributable to common stockholders to our redeemable convertible preferred stock because the holders of our redeemable convertible preferred stock are not contractually obligated to share in our losses.
We calculate basic net income (loss) per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income (loss) per share gives effect to all potential shares of common stock, including common stock issuable upon conversion of our redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSAs and RSUs to the extent these are dilutive. The calculation of diluted net income (loss) of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) of Class B common stock does not assume the conversion of those shares to Class A common stock.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$274,699	$41,739	$(96,499)	$(31,824)	$(459,412)	$(901,959)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	555,608	84,422	448,392	147,872	141,894	278,579
Basic net income (loss) per share attributable to common stockholders	$0.49	$0.49	$(0.22)	$(0.22)	$(3.24)	$(3.24)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$274,699	$41,739	$(96,499)	$(31,824)	$(459,412)	$(901,959)
Reallocation of net income as a result of conversion of Class B to Class A common stock	41,739	—	—	—	—	—
Reallocation of net income to Class B common stock	—	(3,115)	—	—	—	—
Diluted net income (loss) attributable to common stockholders	$316,438	$38,624	$(96,499)	$(31,824)	$(459,412)	$(901,959)
Denominator:
Weighted-average shares used in computing net income (loss) per share	555,608	84,422	448,392	147,872	141,894	278,579
Conversion of Class B to Class A common stock	84,422	—	—	—	—	—
Weighted average effect of dilutive potential common stock	51,621	—	—	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	691,651	84,422	448,392	147,872	141,894	278,579
Diluted net income (loss) per share attributable to common stockholders	$0.46	$0.46	$(0.22)	$(0.22)	$(3.24)	$(3.24)
Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share attributable to common stockholders because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	—	95,469
Outstanding stock options	—	40,067	72,999
Unvested restricted stock units and restricted stock awards	3,271	63,603	69,800
Redeemable convertible preferred stock warrants	—	—	77
Total	3,271	103,670	238,345

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$331,447	$49,973	$(1,266,677)
Foreign	(10,476)	(176,993)	(94,162)
Income (loss) before provision for income taxes	$320,971	$(127,020)	$(1,360,839)
Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	2,303	79	—
Foreign	2,957	691	1,677
Total current tax expense	5,260	770	1,677
Deferred:
Federal	6	654	(555)
State	6	5	(76)
Foreign	(739)	(126)	(514)
Total deferred tax expense (benefit)	(727)	533	(1,145)
Provision for income taxes	$4,533	$1,303	$532
The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	$67,404	$(26,674)	$(285,776)
State income taxes, net of benefit	2,307	84	(77)
Foreign losses not benefited	4,448	37,716	20,932
Permanent book/tax differences	954	1,051	2,453
Legal settlement	—	2,290	—
Share-based compensation	(269,009)	(303,245)	(84,366)
Change in valuation allowance	278,761	352,410	422,315
Tax credits	(79,787)	(63,205)	(74,399)
Other	(545)	876	(550)
Provision for income taxes	$4,533	$1,303	$532
The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits.

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$1,036,254	$784,721
Research tax credits	401,219	269,658
Reserves, accruals, and other	29,641	18,106
Lease obligation	58,860	44,446
Share-based compensation	63,798	96,932
Total deferred tax assets	1,589,772	1,213,863
Less: valuation allowance	(1,539,889)	(1,176,910)
Deferred tax assets, net of valuation allowance	49,883	36,953
Deferred tax liabilities:
Depreciation and amortization	(47,952)	(34,576)
Prepaid expenses	(2,036)	(1,523)
Total deferred tax liabilities	(49,988)	(36,099)
Deferred tax assets (liabilities)	$(105)	$854
Due to our history of losses we believe it is more likely than not that our U.S. and Irish deferred tax assets will not be realized as of December 31, 2021. Accordingly, we have established a full valuation allowance on our U.S. and Irish deferred tax assets. Our valuation allowance increased by $363.0 million and $439.9 million during the years ended December 31, 2021 and 2020, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period.
As of December 31, 2021, we had federal, California and other state net operating loss carryforwards of $4,314.0 million, $500.8 million and $1,677.0 million, respectively. If not utilized, these will begin to expire in 2028, 2028 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2021, we had $51.9 million and $2.0 million of Irish and Other Foreign net operating loss carryforwards, respectively that can be carried forward indefinitely.
As of December 31, 2021, we had federal and California research and development credit carryforwards of $355.6 million and $275.4 million, respectively. If not utilized, our federal carryforwards will begin to expire in 2030. Our California carryforwards do not expire.
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2019	$129,185
Increases for tax positions of prior years	886
Decreases for tax positions of prior years	(37,250)
Increases for tax positions of current year	47,339
Balance as of December 31, 2020	$140,160
Increases for tax positions of prior years	2,906
Increases for tax positions of current year	61,993
Balance as of December 31, 2021	$205,059
Recognizing the $205.1 million of gross unrecognized tax benefits we had as of December 31, 2021 would affect our effective tax rate by $2.6 million. The remaining $202.5 million of gross unrecognized tax benefits would be offset by

PINTEREST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the reversal of related deferred tax assets, which are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2021 and 2020.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2016 and forward. We are currently under examination of our U.S. consolidated federal income tax return by the Internal Revenue Service for calendar years 2018 and 2019. We believe that we have adequately reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations.
We have not recognized deferred taxes for the difference between the financial reporting basis and the tax basis of our investment in our foreign subsidiaries because we have the ability and intent to maintain our investments for the foreseeable future. If we were to remit earnings as of December 31, 2021, the residual taxes would not be material.
12. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$2,003,642	$1,404,282	$1,010,186
International(1)	574,385	288,376	132,575
Total revenue	$2,578,027	$1,692,658	$1,142,761

(1)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2021	2020
United States	$247,975	$213,831
International(1)	33,338	11,460
Total property and equipment, net and operating lease right-of-use assets	$281,313	$225,291

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections titled “Proposal 1 - Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2021 (the "2022 Proxy Statement).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the section titled “Proposal 3 – Advisory Non-Binding Vote on our Named Executive Officers' Compensation” that will be included in our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section titled “Other Matters” that will be included in our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Other Matters” that will be included in our 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the sections titled “Proposal 2 – Ratification of Selection of Independent Auditor” that will be included in our 2022 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Amended and Restated Bylaws of the Company.	8-K	001-38872	3.2	December 15, 2021
3.3	Certificate of Change of Registered Agent	8-K	001-38872	3.1	December 15, 2021
4.1	Amended and Restated Investor Rights Agreement among the Company and certain holders of its capital stock, dated as of June 2, 2017.	S-1	333-230458	4.2	March 22, 2019
4.2	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
4.3	Form of Indenture.
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement (CEO).	S-1/A	333-230458	10.14	April 8, 2019
10.3+	Form of Amended and Restated Executive Severance & Change in Control Agreement (Non-CEO).
10.4	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of November 15, 2018.	S-1	333-230458	10.2	March 22, 2019
10.5+	Employment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of July 14, 2009.	S-1/A	333-230458	10.3	March 29, 2019
10.6+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.7+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Todd Morgenfeld, dated as of September 19, 2016.	S-1/A	333-230458	10.5	March 29, 2019
10.8+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.9+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019

10.10+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-1	333-230458	10.9	March 22, 2019
10.11+	Acceleration Addendum to Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Agreement by and between the Company and Todd Morgenfeld, dated as of December 20, 2017.	S-1	333-230458	10.10	March 22, 2019
10.12+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.13+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.14+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.15+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.16+	Non-Employee Director Compensation Policy.	10-Q	001-38872	10.1	April 28, 2021
10.17+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
10.18+	Employment Agreement between Pinterest, Inc. and Christine Flores dated as of February 27, 2017	10-Q	001-38872	10.2	April 28, 2021
10.19+	Employment Agreement between Cold Brew Labs Inc. and Evan Sharp dated as of May 13, 2011	10-Q	001-38872	10.3	April 28, 2021
10.20+	Consulting Agreement dated October 13th, 2021 and effective October 15, 2021, Evan Sharp	10-Q	001-38872	10.2	November 4, 2021
21.1	List of Subsidiaries of Pinterest, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(a) and 15d-14(a),
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 3, 2022	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer and Principal Accounting Officer)

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

Name	Title	Date

/s/ Benjamin Silbermann	Chairman, Co-Founder, President and Chief Executive Officer (Principal Executive Officer)	February 3, 2022
Benjamin Silbermann

/s/ Jeffrey Jordan	Director	February 3, 2022
Jeffrey Jordan

/s/ Leslie J. Kilgore	Director	February 3, 2022
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 3, 2022
Jeremy S. Levine

/s/ Evan Sharp	Director	February 3, 2022
Evan Sharp

/s/ Fredric G. Reynolds	Director	February 3, 2022
Fredric G. Reynolds

/s/ Gokul Rajaram	Director	February 3, 2022
Gokul Rajaram

/s/ Andrea Wishom	Director	February 3, 2022
Andrea Wishom

/s/ Salaam Coleman Smith	Director	February 3, 2022
Salaam Coleman Smith

/s/ Todd Morgenfeld	Chief Financial Officer and Head of Business Operations	February 3, 2022
Todd Morgenfeld	(Principal Financial Officer and Principal Accounting Officer)