Form 10-Q
period 2022-03-31
PINTEREST, INC.
filed 2022-04-28
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 22, 2022, there were 574,700,162 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 88,784,787 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “targets,” “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic, including its impact on global and regional economies and economic activity;
•general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;
•the effect of general economic and political conditions, including Russia's recent invasion of Ukraine;
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
•our ability to successfully manage our new flexible work model with a more distributed workforce;
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
•our ability to attract, grow, retain, recover and engage our user base;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,683,792	$1,419,630
Marketable securities	994,346	1,060,488
Accounts receivable, net of allowances of $8,366 and $8,282 as of March 31, 2022 and December 31, 2021, respectively	473,031	653,355
Prepaid expenses and other current assets	56,183	48,090
Total current assets	3,207,352	3,181,563
Property and equipment, net	54,714	53,401
Operating lease right-of-use assets	222,751	227,912
Goodwill and intangible assets, net	60,084	61,115
Other assets	13,289	13,247
Total assets	$3,558,190	$3,537,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,546	$17,675
Accrued expenses and other current liabilities	213,019	242,131
Total current liabilities	225,565	259,806
Operating lease liabilities	202,569	209,181
Other liabilities	30,396	29,508
Total liabilities	458,530	498,495
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 573,585 and 568,228 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 88,669 and 88,644 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	5,133,804	5,059,528
Accumulated other comprehensive loss	(10,259)	(2,181)
Accumulated deficit	(2,023,892)	(2,018,611)
Total stockholders’ equity	3,099,660	3,038,743
Total liabilities and stockholders’ equity	$3,558,190	$3,537,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$574,885	$485,230
Costs and expenses:
Cost of revenue	146,070	133,470
Research and development	195,548	171,728
Sales and marketing	173,953	130,322
General and administrative	62,979	72,618
Total costs and expenses	578,550	508,138
Loss from operations	(3,665)	(22,908)
Interest income	1,088	1,492
Interest expense and other income (expense), net	(1,576)	(1,563)
Loss before provision for (benefit from) income taxes	(4,153)	(22,979)
Provision for (benefit from) income taxes	1,128	(1,305)
Net loss	$(5,281)	$(21,674)
Net loss per share, basic and diluted	$(0.01)	$(0.03)
Weighted-average shares used in computing net loss per share, basic and diluted	656,899	628,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,281)	$(21,674)
Other comprehensive loss, net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(7,844)	(987)
Change in foreign currency translation adjustment	(234)	(180)
Comprehensive loss	$(13,359)	$(22,841)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units	4,706	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	369	—	1,036	—	—	1,036
Issuance of restricted stock awards	307	—	—	—	—	—
Share-based compensation	—	—	73,240	—	—	73,240
Other comprehensive loss	—	—	—	(8,078)	—	(8,078)
Net loss	—	—	—	—	(5,281)	(5,281)
Balance as of March 31, 2022	662,254	$7	$5,133,804	$(10,259)	$(2,023,892)	$3,099,660

	Three Months Ended March 31, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	5,710	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	2,997	—	9,344	—	—	9,344
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Share-based compensation	—	—	79,459	—	—	79,459
Other comprehensive loss	—	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	—	(21,674)	(21,674)
Balance as of March 31, 2021	635,329	$6	$4,684,227	$1,313	$(2,356,723)	$2,328,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(5,281)	$(21,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,220	6,783
Share-based compensation	73,240	79,459
Non-cash charitable contributions	—	20,490
Other	2,978	2,029
Changes in assets and liabilities:
Accounts receivable	180,203	176,564
Prepaid expenses and other assets	(8,285)	(91)
Operating lease right-of-use assets	12,394	10,288
Accounts payable	(4,638)	(717)
Accrued expenses and other liabilities	(31,620)	8,298
Operating lease liabilities	(12,822)	(10,850)
Net cash provided by operating activities	213,389	270,579
Investing activities
Purchases of property and equipment and intangible assets	(6,902)	(1,251)
Purchases of marketable securities	(155,181)	(263,170)
Sales of marketable securities	4,168	79,831
Maturities of marketable securities	207,319	149,532
Net cash provided by (used in) investing activities	49,404	(35,058)
Financing activities
Proceeds from exercise of stock options, net	1,036	9,344
Net cash provided by financing activities	1,036	9,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	333	(355)
Net increase in cash, cash equivalents and restricted cash	264,162	244,510
Cash, cash equivalents and restricted cash, beginning of period	1,427,064	678,911
Cash, cash equivalents and restricted cash, end of period	$1,691,226	$923,421
Supplemental cash flow information
Accrued property and equipment	$3,462	$125
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,085	$630

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,683,792	$913,740
Restricted cash included in prepaid expenses and other current assets	1,137	571
Restricted cash included in other assets	6,297	9,110
Total cash, cash equivalents and restricted cash	$1,691,226	$923,421

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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,022,691	$—	$—	$1,022,691
Commercial paper	—	140,301	—	140,301
U.S. treasury securities	11,999	—	—	11,999
Marketable securities:
Corporate bonds	—	416,340	—	416,340
Commercial paper	—	224,046	—	224,046
U.S. treasury securities	209,669	—	—	209,669
Certificates of deposit	—	83,530	—	83,530
Municipal securities	—	31,852	—	31,852
Non-U.S. government and supranational bonds	—	27,909	—	27,909
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Other assets:
Certificates of deposit	$—	$6,297	$—	$6,297

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$711,188	$—	$—	$711,188
Commercial paper	—	114,976	—	114,976
Corporate bonds	—	4,310	—	4,310
Marketable securities:
Corporate bonds	—	449,417	—	449,417
Commercial paper	—	247,560	—	247,560
U.S. treasury securities	189,010	—	—	189,010
Certificates of deposit	—	82,486	—	82,486
Municipal securities	—	49,331	—	49,331
Non-U.S. government and supranational bonds	—	41,684	—	41,684
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Other assets:
Certificates of deposit	$—	$6,297	$—	$6,297
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of March 31, 2022 and December 31, 2021. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2022 and December 31, 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2022
Due in one year or less	$711,071
Due after one to five years	283,275
Total	$994,346
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of March 31, 2022, our remaining contractual commitment is $2,819.2 million. We expect to meet our remaining commitment.
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
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On April 22, 2021, the defendants moved to dismiss this complaint. On July 14, 2021, another shareholder derivative complaint with similar allegations was filed in the same court and was subsequently related to the earlier action. The cases were referred to a magistrate judge for mediation, and the proceedings were stayed during the pendency of that mediation. On November 24, 2021, the parties entered into a stipulation of settlement and plaintiffs filed a motion for preliminary settlement approval. Preliminary approval was granted February 16, 2022, and a final approval hearing for the settlement is scheduled for May 26, 2022. We continue to evaluate these claims but do not believe this litigation will have a material impact on our financial position or results of operations.
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
4. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2022.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 160,872,457 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2022.
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
Stock Option Activity
Stock option activity during the three months ended March 31, 2022, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2021	16,141	$3.19	1.9	$535,118
Exercised	(369)	2.81
Outstanding as of March 31, 2022	15,772	$3.20	1.7	$337,583
Exercisable as of March 31, 2022	15,278	$2.59	1.5	$336,466

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2022 and 2021, was $0.8 million and $0.8 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021, was $9.5 million and $225.2 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2022, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	36,258	$30.84
Granted	2,146	32.97
Released	(4,800)	26.21
Forfeited	(3,225)	28.89
Outstanding as of March 31, 2022	30,379	$31.92
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2022 and 2021, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,194	$1,312
Research and development	52,890	56,475
Sales and marketing	11,769	11,891
General and administrative	7,387	9,781
Total share-based compensation	$73,240	$79,459
As of March 31, 2022, we had $755.5 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.6 years.
5. Net Loss Per Share
We present net loss per share using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion and transfer rights and therefore share equally in our net income or losses.
We calculate basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potential shares of common stock, including stock options, RSAs and RSUs to the extent these are dilutive.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(4,568)	$(713)	$(18,432)	$(3,242)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	568,238	88,661	534,554	94,039
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	15,929	22,136
Unvested restricted stock units and restricted stock awards	34,693	52,156
Total	50,622	74,292
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three months ended March 31, 2022 and 2021.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2017 and forward. We are currently under examination of our U.S. consolidated federal income tax return by the Internal Revenue Service for 2018 and 2019. We believe that we have adequately reserved for any adjustments to the provision for income taxes or other tax items that may ultimately result from these examinations.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S. and Canada(1)	$462,073	$405,075
Europe(2)(3)	88,897	68,215
Rest of World(2)	23,915	11,940
Total revenue	$574,885	$485,230

(1)United States revenue was $440.9 million and $388.2 million for the three months ended March 31, 2022 and 2021, respectively.
(2)No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(3)Europe includes Russia and Turkey.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2022	2021
United States	$236,975	$247,975
International(1)	40,490	33,338
Total property and equipment, net and operating lease right-of-use assets	$277,465	$281,313

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
On April 13, 2022, we granted 24,701,239 RSUs and RSAs with an aggregate grant-date fair value of $566.9 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 3.8 years.

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
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2022 are as follows:
•Revenue was $574.9 million, an increase of 18% compared to the three months ended March 31, 2021.
•Monthly active users ("MAUs") were 433 million, a decrease of 9% compared to March 31, 2021.
•Share-based compensation expense was $73.2 million, a decrease of $6.2 million compared to the three months ended March 31, 2021.
•Total costs and expenses were $578.6 million.
•Loss from operations was $3.7 million.
•Net loss was $5.3 million.
•Adjusted EBITDA was $76.8 million.
•Cash, cash equivalents and marketable securities were $2,678.1 million.
•Headcount was 3,430.
Beginning in the first quarter of 2022, we are updating the presentation of our key metrics by presenting U.S. and Canada, Europe and Rest of World separately. We believe our revised presentation will provide additional details on the relative maturity of these regions we previously included within International. Specifically, we want to provide additional disclosure on Europe given the relative maturity of the region. As a result, we are also presenting Canada with the U.S. given the relative maturity of our business in Canada and the similarity of the U.S. and Canada advertising markets. For comparability, we are providing revenue, MAUs and ARPU data from the first quarter of 2020 to the fourth quarter of 2021 on the same basis.
Update on the COVID-19 Pandemic
The COVID-19 pandemic initially positively impacted Pinner engagement and user growth globally as people spent more time at home and sought online inspiration for some of our core use cases. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic began to slow our global MAU growth and lowered Pinner engagement as compared to 2020 as Pinners began spending less time at home. This behavior reversed some of the MAU gains we saw during 2020, and, as a result, we saw a decline in global MAUs throughout 2021 which continued in the first quarter of 2022.
We are unable to predict the extent and duration of the impact of the COVID-19 pandemic on advertiser demand, user growth, Pinner engagement, and our business, operatios and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

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
Quarterly Monthly Active Users
(in millions)

Note: U.S. and Canada, Europe and Rest of World may not sum to Global due to rounding. Europe includes Russia and Turkey for our reporting of Revenue, MAUs and ARPU by geographic region.
As of March 31, 2022, we have experienced a decline in our global MAUs as compared to March 31, 2021 due to the COVID-19 pandemic unwind and lower search traffic driven by changes in search engine algorithms.
Trends in Monetization Metrics
Revenue. We calculate revenue by user geography based on our estimate of the geographic location of our users when they perform a revenue-generating activity. The geography of our users affects our revenue and financial results because we currently only monetize certain countries and currencies and because we monetize different geographies at different average rates. Our revenue in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.
Quarterly Revenue
(in millions)

Note: Revenue by geography in the charts above is geographically apportioned based on our estimate of the users geographic location when they perform a revenue-generating activity. This allocation differs from our disclosure of revenue disaggregated by geography in the notes to our condensed consolidated financial statements where revenue is geographically apportioned based on our customers’ billing addresses. U.S. and Canada, Europe and Rest of World may not sum to Global and quarterly amounts may not sum to annual due to rounding.
Average Revenue per User (“ARPU”). We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. U.S. and Canada ARPU is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.

Quarterly Average Revenue per User

For the three months ended March 31, 2022, global ARPU was $1.33, which represents an increase of 28% compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, U.S. and Canada ARPU was $4.98, an increase of 31%, Europe ARPU was $0.72, an increase of 40% and Rest of World ARPU was $0.08, an increase of 164% compared to the three months ended March 31, 2021.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,281)	$(21,674)
Depreciation and amortization	7,220	6,783
Share-based compensation	73,240	79,459
Interest income	(1,088)	(1,492)
Interest expense and other (income) expense, net	1,576	1,563
Provision for (benefit from) income taxes	1,128	(1,305)
Non-cash charitable contributions	—	20,490
Adjusted EBITDA	$76,795	$83,824

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$574,885	$485,230
Costs and expenses (1):
Cost of revenue	146,070	133,470
Research and development	195,548	171,728
Sales and marketing	173,953	130,322
General and administrative	62,979	72,618
Total costs and expenses	578,550	508,138
Loss from operations	(3,665)	(22,908)
Interest income	1,088	1,492
Interest expense and other income (expense), net	(1,576)	(1,563)
Loss before provision for (benefit from) income taxes	(4,153)	(22,979)
Provision for (benefit from) income taxes	1,128	(1,305)
Net loss	$(5,281)	$(21,674)
Adjusted EBITDA (2)	$76,795	$83,824

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,194	$1,312
Research and development	52,890	56,475
Sales and marketing	11,769	11,891
General and administrative	7,387	9,781
Total share-based compensation	$73,240	$79,459
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	25	28
Research and development	34	35
Sales and marketing	30	27
General and administrative	11	15
Total costs and expenses	101	105
Loss from operations	(1)	(5)
Interest income	—	—
Interest expense and other income (expense), net	—	—
Loss before provision for (benefit from) income taxes	(1)	(5)
Provision for (benefit from) income taxes	—	—
Net loss	(1)%	(4)%
Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Revenue	$574,885	$485,230	18%
Revenue for the three months ended March 31, 2022 increased by $89.7 million compared to the three months ended March 31, 2021. Revenue growth was driven by a 28% increase in ARPU offset by a 9% decrease in MAUs. This resulted in a 2% increase in the price of advertisements served and a 16% increase in the number of advertisements served for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Revenue based on our estimate of the geographic location of our users increased by 15% in U.S. and Canada to $470.0 million, Europe revenue increased by 27% to $87.4 million and Rest of World revenue increased by 152% to $17.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Cost of revenue	$146,070	$133,470	9%
Percentage of revenue	25%	28%
Cost of revenue for the three months ended March 31, 2022 increased by $12.6 million compared to the three months ended March 31, 2021. The increase was primarily due to higher absolute hosting costs due to revenue growth.

Research and Development

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Research and development	$195,548	$171,728	14%
Percentage of revenue	34%	35%
Research and development for the three months ended March 31, 2022 increased by $23.8 million compared to the three months ended March 31, 2021. The increase was primarily due to a 16% increase in average headcount, which drove higher personnel expenses, as well as higher consulting expenses.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Sales and marketing	$173,953	$130,322	33%
Percentage of revenue	30%	27%
Sales and marketing for the three months ended March 31, 2022 increased by $43.6 million compared to the three months ended March 31, 2021. The increase was primarily due to a 32% increase in average headcount, which drove higher personnel expenses, a $12.0 million increase in marketing expenses, as well as higher consulting expenses.
General and Administrative

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
General and administrative	$62,979	$72,618	(13)%
Percentage of revenue	11%	15%
General and administrative for the three months ended March 31, 2022 decreased by $9.6 million compared to the three months ended March 31, 2021. The decrease was primarily due to $20.5 million in non-cash charitable contributions made in 2021.
Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Interest income	$1,088	$1,492	(27)%
Interest expense and other income (expense)	(1,576)	(1,563)	1%
Other income (expense), net	$(488)	$(71)	587%
Other income (expense), net for the three months ended March 31, 2022 decreased by $0.4 million compared to the three months ended March 31, 2021.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Provision for (benefit from) income taxes	$1,128	$(1,305)	(186)%
Provision for (benefit from) income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021	% change

	(in thousands)
Net loss	$(5,281)	$(21,674)	76%
Adjusted EBITDA	$76,795	$83,824	(8)%
Net loss for the three months ended March 31, 2022 was $5.3 million, as compared to $21.7 million for the three months ended March 31, 2021, respectively. Adjusted EBITDA was $76.8 million for the three months ended March 31, 2022, as compared to $83.8 million for the three months ended March 31, 2021, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2022, we had $2,678.1 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2022, $125.5 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants, and there were no amounts outstanding under this facility as of March 31, 2022.
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
There have been no material changes to our non-cancelable contractual commitments since December 31, 2021.
For the three months ended March 31, 2022 and 2021, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$213,389	$270,579
Investing activities	$49,404	$(35,058)
Financing activities	$1,036	$9,344

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $57.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash provided by (used in) investing activities increased by $84.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to decreased purchases and increased maturities offset by decreased sales of marketable securities.
Financing Activities
Cash flows from financing activities consist of proceeds from the exercise of stock options. Net cash provided by financing activities decreased by $8.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2022.
Interest Rate Risk
As of March 31, 2022, we held cash, cash equivalents and marketable securities of $2,678.1 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $6.5 million and $8.1 million as of March 31, 2022 and December 31, 2021, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Risks Related to our Business Strategy and Growth
We are in the early stages of our monetization efforts and there is no assurance we will be able to continue to scale our business for future growth.
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
We must attract, grow, retain and engage our users on our platform, who we call Pinners. Our active Pinners may not grow, and may continue to decline.
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners, recover past Pinners or maintain or increase the frequency and duration of Pinners' engagement. Pinner engagement has and may continue to fluctuate depending on factors beyond our control, such as changes to daily life as the COVID-19 pandemic continues to subside. Although we saw a higher number of Pinners and higher Pinner engagement during the peak of the COVID-19 pandemic in 2020, we have experienced and may continue to experience declines in the number of Pinners and lower levels of Pinner engagement since then.

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
There are many other factors that could negatively affect user growth, retention and engagement, including if:
•our competitors mimic our products or product features or create more engaging platforms or products, causing Pinners to utilize their products instead of, or more frequently than, our products;
•we do not provide a compelling Pinner experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;
•our content is not relevant to Pinners’ personal taste and interests;
•search queries by Pinners do not yield relevant results;
•third parties do not permit or continue to permit their content to be displayed on our platform;
•Pinners have difficulty or are blocked from installing, updating or otherwise accessing our service on mobile devices or web browsers;
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
•Pinners adopt new technologies that block our products or services or where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;
•third-party initiatives that may enable greater use of our service, including low-cost or discounted data plans, are discontinued;
•merchants on Pinterest do not provide Pinners with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase;
•there are macro level conditions that are beyond our control, such as the COVID-19 pandemic and Russia’s recent invasion of Ukraine cause users to spend less time on our platform; or
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.

If our existing Pinners do not continue to utilize our service or our user base does not grow or we need to educate Pinners how to utilize new products and product features that we introduce, such as live stream content and video, we may be required to incur significantly higher marketing expenses than we currently anticipate.
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
Our success depends on our ability to provide Pinners with content, including advertisements, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators and advertisers and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to Pinners. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower Pinner engagement with such content. For example, we are investing in publishing more native content and short form video content on our platform, including the distribution of Idea Pins. Pinner engagement has declined and may continue to decline as we learn to distribute this native and short form video content efficiently and as Pinners learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our service. We endeavor to keep divisive, disturbing or unsafe content off our service. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our service advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose Pinner confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.
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
We face significant competition to attract, retain and engage users and for their time and attention. We compete with consumer internet companies that are either tools (search, e-commerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Instagram), Google (including YouTube), Snap, TikTok and Twitter, which provide their users with a variety of online products, services, content (including video), creator incentives and offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Many of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
Further, we may not be able to develop effective products and tools for creators. Our products may require creators to learn new ways of creating content that may not always be intuitive to them. To the extent that new or existing creators are less willing to invest the time to learn to use our products, or if we are unable to make our products easier to learn to use, we may not be able to attract or retain creators.
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
We plan to continue expanding our business operations outside the United States and offering content and advertising to Pinners and advertisers in other languages and countries. We plan to continue to enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. In order to expand successfully, we need to offer content and products that are customized and relevant to local Pinners and advertisers, which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. As we expand into new international markets and expand in existing markets, we may not yet understand the full scope of Pinners’ personal taste and interests, demographics and culture in those markets, as well as advertiser expectations, target audiences and return on advertising spend. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our service. For example, we may experience challenges adapting our content and search tools to be localized for new markets, or establishing sufficient high quality advertising inventory to deliver relevant localized experiences in new markets. This may cause us to limit our expansion or decrease our operations in international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. If the advertising market does not scale sufficiently or we are unsuccessful in deploying or managing our operations in these markets, our business, revenue and financial results could be harmed.
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability, including armed conflict or hostilities, such as the recent invasion of Ukraine;
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
Although we have experienced rapid growth and demand for our service in our initial years, we cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with Pinners, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results.
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times where a majority of our employees have been working remotely due to the COVID-19 pandemic and our recently announced flexible work model. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
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

As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which have disrupted and could continue to disrupt how we operate our business, including requiring us to manage a significant majority of our workforce remotely. We recently began the reopening our offices in a phased manner. Our efforts to re-open our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
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
Further, during the peak of the COVID-19 pandemic and the related shelter-in-place order in 2020, we saw an increase in user growth and Pinner engagement. As the pandemic has subsided, we have experienced and may continue to experience, challenges such as decline in MAUs and user engagement. We have also experienced, and may continue to experience change in user behavior in ways that are difficult to anticipate, forecast or measure, resulting in reduced or different usage of our platform. However, given the uncertainties relating to the COVID-19 pandemic and its variants, we may not be able to accurately measure and forecast our key metrics, including MAUs. As a result, engagement as well as metrics such as revenues, operating margins and other financial and operating data, may not be indicative of results for future periods.
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
Our brand and reputation may also be negatively affected by the content or actions of our users that are deemed to be hostile or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address Pinner or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a consistently applied manner and on a timely basis or at all may decrease as the number of Pinners grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video and live streaming content. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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
Our efforts to protect the information that Pinners, creators and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties may attempt to induce our employees, Pinners, creators, advertisers or vendors to disclose information to gain access to our data, advertisers' data or Pinners’ data. Further, because the login credentials or passwords employed by Pinners to access our service may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to Pinners’ accounts on our service. If any of the events described above occur, our information or Pinners’, creators' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our service, they may, among other things, post malicious spam and other content on our platform using a Pinner’s, creator's or advertiser’s account, that could negatively affect our products and our business.
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
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic and Russia's recent invasion of Ukraine, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.

These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple implemented certain changes, including introducing an AppTrackingTransparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking, searching and other activities, as indicators of user growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. For example, in the first quarter of 2022, we updated the presentation of our key metrics by presenting U.S. and Canada, Europe and Rest of World separately. For comparability, we are providing revenue, MAUs and ARPU data from the first quarter of 2020 to the fourth quarter of 2021 on the same basis. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
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
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, pandemics such as the COVID-19 pandemic, terrorist attacks, acts of war, earthquakes, the effects of climate change and other events beyond our control. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are located in California, which has historically experienced, and may continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services and could cause us to incur substantial expense. Climate-related events, including the increasing frequency of extreme weather events and their impact, have the potential to disrupt our business and/or the business of our third-party suppliers and partners.
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
The failure to attract and retain highly qualified personnel, or loss of one or more of our key personnel, could harm our business, revenue and financial results.
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
Further, our ongoing efforts to address workplace culture concerns (including to meet the goals we set in our Inclusion and Diversity Report that we publish annually), implement the recommendations of the Special Committee of our Board and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed.
Additionally, we began re-opening our offices. We also recently announced our long-term flexible work model which provides for a more distributed workforce. Our new future work strategy, including our efforts related to employee onboarding, training and development and retention may not be successful. Further, our future work strategy may continue to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
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
We depend in part on internet search engines, such as Bing, Google and Yahoo!, to direct a significant amount of traffic to our service. For example, when a Pinner types a query into a search engine, we may receive traffic and acquire new Pinners when those search results include Pins, boards, Pinners and other features of our service that cause the Pinner to click on the Pinterest result or create a Pinterest account. These actions grow our users due to signups of new Pinners and increase retention and engagement of existing Pinners.
Our ability to maintain and increase the number of users directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index and the format in which content is indexed) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results or negatively impacted by the format in which our search results appear, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, throughout 2021 and most recently in November 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, certain third parties offer browser extensions that give users the option to remove Pinterest from their search engine recommendations. Further, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we may increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service. For example, the EU Directive on Copyright in the Digital Single Market (DSM) has been implemented by a few EU member states that alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, that further impose new obligations in areas affecting our business, such as liability for copyright infringement, distributing targeted and other advertisements to minors, and any online harm.
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
Any new legislation or changes to existing legislation may be difficult to comply with in a timely and comprehensive fashion and may expose our business, users, or employees to increased fees and costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability and our business, revenue and financial results could be harmed.
Action by governments to restrict access to our service or certain of our products in their countries could harm our business, revenue and financial results.
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our service if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in China, India and Kazakhstan. Other governments may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service, or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. We may also decide to stop offering our service in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our service. If prohibitions or restrictions are imposed on our service, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.

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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. The CCPA is largely untested, and it remains unclear how the CCPA will be interpreted. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. A few other states have also enacted privacy laws similar to the CPRA, which become operative in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $5.3 million and $21.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $2,023.9 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•seasonal fluctuations in engagement on our platform, specifically we have historically experienced lower engagement in our second quarter and although we did not experience typical seasonal trends during the COVID-19 pandemic, we expect to return to more seasonal trends;

•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the COVID-19 pandemic and Russia’s recent invasion of Ukraine;
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
•fluctuations, caused by stock price volatility, in the amount we spend to fund tax withholding and remittance obligations related to the vesting and settlement of RSUs as we transition to net settle such RSUs; and
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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

Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. In March 2017, regulators in certain jurisdictions including the United Kingdom and the United States announced that they would phase out the use of LIBOR by the end of 2021. Publication of the one-week and two-month U.S. dollar LIBOR ceased on December 31, 2021, and all remaining U.S. dollar LIBOR tenors are expected to cease after June 30, 2023. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
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

Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.6% of the voting power of our outstanding capital stock as of March 31, 2022. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•actions by institutional and other stockholders;
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
•stakeholder dissatisfaction if we are unable to meet stakeholders' expectations and requirements or our publicly announced goals around environmentally friendly, ethical, socially conscious, and sustainable business practices or disclosures;
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

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,884,419,074 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as inflation, the COVID-19 pandemic and Russia’s recent invasion of Ukraine, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

PINTEREST, INC.

Date: April 27, 2022	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: April 27, 2022	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)