Form 10-Q
period 2022-06-30
PINTEREST, INC.
filed 2022-08-01
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 26, 2022, there were 582,878,063 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 90,583,876 shares of the Registrant’s Class B common stock outstanding.

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
•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, foreign exchange fluctuations and supply-chain issues;
•the effect of general economic and political conditions, including Russia's invasion of Ukraine;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,641,509	$1,419,630
Marketable securities	1,017,510	1,060,488
Accounts receivable, net of allowances of $8,803 and $8,282 as of June 30, 2022 and December 31, 2021, respectively	511,468	653,355
Prepaid expenses and other current assets	75,583	48,090
Total current assets	3,246,070	3,181,563
Property and equipment, net	66,074	53,401
Operating lease right-of-use assets	218,325	227,912
Goodwill and intangible assets, net	145,673	61,115
Other assets	17,890	13,247
Total assets	$3,694,032	$3,537,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,906	$17,675
Accrued expenses and other current liabilities	292,949	242,131
Total current liabilities	350,855	259,806
Operating lease liabilities	192,543	209,181
Other liabilities	14,545	29,508
Total liabilities	557,943	498,495
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 579,656 and 568,228 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 90,470 and 88,644 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	5,216,308	5,059,528
Accumulated other comprehensive loss	(13,258)	(2,181)
Accumulated deficit	(2,066,968)	(2,018,611)
Total stockholders’ equity	3,136,089	3,038,743
Total liabilities and stockholders’ equity	$3,694,032	$3,537,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$665,930	$613,210	$1,240,815	$1,098,440
Costs and expenses:
Cost of revenue	164,896	127,819	310,966	261,289
Research and development	233,508	181,731	429,056	353,459
Sales and marketing	212,037	164,340	385,990	294,662
General and administrative	89,994	68,122	152,973	140,740
Total costs and expenses	700,435	542,012	1,278,985	1,050,150
Income (loss) from operations	(34,505)	71,198	(38,170)	48,290
Interest income	3,365	1,125	4,453	2,617
Interest expense and other income (expense), net	(9,252)	337	(10,828)	(1,226)
Income (loss) before provision for income taxes	(40,392)	72,660	(44,545)	49,681
Provision for income taxes	2,684	3,243	3,812	1,938
Net income (loss)	$(43,076)	$69,417	$(48,357)	$47,743
Net income (loss) per share:
Basic	$(0.07)	$0.11	$(0.07)	$0.08
Diluted	$(0.07)	$0.10	$(0.07)	$0.07
Weighted-average shares used in computing net income (loss) per share:
Basic	662,242	636,190	659,585	632,413
Diluted	662,242	692,364	659,585	692,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(43,076)	$69,417	$(48,357)	$47,743
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(2,194)	(354)	(10,038)	(1,341)
Change in foreign currency translation adjustment	(805)	189	(1,039)	9
Comprehensive income (loss)	$(46,075)	$69,252	$(59,434)	$46,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	662,254	$7	$5,133,804	$(10,259)	$(2,023,892)	$3,099,660
Release of restricted stock units and issuance of restricted stock awards	3,684	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(37,953)	—	—	(37,953)
Issuance of common stock for cash upon exercise of stock options, net	4,188	—	3,044	—	—	3,044
Share-based compensation	—	—	117,413	—	—	117,413
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(43,076)	(43,076)
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089

	Three Months Ended June 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	635,329	$6	$4,684,227	$1,313	$(2,356,723)	$2,328,823
Release of restricted stock units	5,613	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	1,846	—	5,591	—	—	5,591
Share-based compensation	—	—	100,261	—	—	100,261
Other comprehensive loss	—	—	—	(165)	—	(165)
Net income	—	—	—	—	69,417	69,417
Balance as of June 30, 2021	642,788	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards	8,697	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(37,953)	—	—	(37,953)
Issuance of common stock for cash upon exercise of stock options, net	4,557	—	4,080	—	—	4,080
Share-based compensation	—	—	190,653	—	—	190,653
Other comprehensive loss	—	—	—	(11,077)	—	(11,077)
Net loss	—	—	—	—	(48,357)	(48,357)
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089

	Six Months Ended June 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units	11,323	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	4,843	—	14,935	—	—	14,935
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Share-based compensation	—	—	179,720	—	—	179,720
Other comprehensive loss	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	—	47,743	47,743
Balance as of June 30, 2021	642,788	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(48,357)	$47,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,355	13,537
Share-based compensation	190,653	179,720
Non-cash charitable contributions	—	20,490
Other	12,473	9,398
Changes in assets and liabilities:
Accounts receivable	143,877	98,686
Prepaid expenses and other assets	(31,057)	(18,342)
Operating lease right-of-use assets	25,103	20,643
Accounts payable	40,557	(1,498)
Accrued expenses and other liabilities	10,605	25,662
Operating lease liabilities	(26,752)	(20,646)
Net cash provided by operating activities	333,457	375,393
Investing activities
Purchases of property and equipment and intangible assets	(19,916)	(3,428)
Purchases of marketable securities	(367,806)	(571,216)
Sales of marketable securities	4,168	154,586
Maturities of marketable securities	393,784	373,162
Acquisition of business, net of cash acquired	(86,059)	—
Net cash used in investing activities	(75,829)	(46,896)
Financing activities
Proceeds from exercise of stock options, net	4,080	14,935
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(37,953)	—
Net cash (used in) provided by financing activities	(33,873)	14,935
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,947)	(305)
Net increase in cash, cash equivalents and restricted cash	221,808	343,127
Cash, cash equivalents and restricted cash, beginning of period	1,427,064	678,911
Cash, cash equivalents and restricted cash, end of period	$1,648,872	$1,022,038
Supplemental cash flow information
Accrued property and equipment	$7,314	$905
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$15,899	$1,657

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,641,509	$1,012,928
Restricted cash included in prepaid expenses and other current assets	1,834	299
Restricted cash included in other assets	5,529	8,811
Total cash, cash equivalents and restricted cash	$1,648,872	$1,022,038

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,014,280	$—	$—	$1,014,280
Commercial paper	—	149,891	—	149,891
Corporate bonds	—	5,014	—	5,014
U.S. treasury securities	8,987	—	—	8,987
Marketable securities:
Corporate bonds	—	424,541	—	424,541
U.S. treasury securities	246,357	—	—	246,357
Commercial paper	—	191,147	—	191,147
Certificates of deposit	—	91,645	—	91,645
Municipal securities	—	30,020	—	30,020
Non-U.S. government and supranational bonds	—	33,800	—	33,800
Prepaid expenses and other current assets:
Certificates of deposit	—	1,834	—	1,834
Other assets:
Certificates of deposit	$—	$5,529	$—	$5,529

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$711,188	$—	$—	$711,188
Commercial paper	—	114,976	—	114,976
Corporate bonds	—	4,310	—	4,310
Marketable securities:
Corporate bonds	—	449,417	—	449,417
Commercial paper	—	247,560	—	247,560
U.S. treasury securities	189,010	—	—	189,010
Certificates of deposit	—	82,486	—	82,486
Municipal securities	—	49,331	—	49,331
Non-U.S. government and supranational bonds	—	41,684	—	41,684
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Other assets:
Certificates of deposit	$—	$6,297	$—	$6,297
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of June 30, 2022 and December 31, 2021. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2022 and December 31, 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2022
Due in one year or less	$791,457
Due after one to five years	226,053
Total	$1,017,510
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Acquisition
On June 10, 2022, we acquired all outstanding shares of The Yes Platform, Inc. (“The Yes”), an AI powered shopping platform for fashion. We believe the acquisition of The Yes will help accelerate our vision for Pinterest to be the home of taste-driven shopping.
The total purchase consideration was $87.6 million in cash. Of this, we attributed $15.0 million to customer relationships, which have useful lives of one year; $13.6 million to developed technology, which has a useful life of three years; and $60.0 million to goodwill. Goodwill represents the synergies we expect to realize from the acquisition and the assembled workforce and is not deductible for tax purposes.
We included the results of The Yes’s operations in our condensed consolidated financial statements beginning on the acquisition date. The acquisition did not have a material impact on our condensed consolidated financial statements so we have not presented historical and pro forma disclosures.
4. Goodwill and Intangible Assets, Net
Changes in goodwill are as follows (in thousands):

Balance as of December 31, 2021	$40,208
Acquisitions	60,019
Balance as of June 30, 2022	$100,227
Intangible assets, net consists of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired technology, patents and other intangibles	$39,907	$(10,088)	$29,819	4.9 years
Customer relationships	17,700	(2,073)	15,627	1.6 years
Total intangible assets, net	$57,607	$(12,161)	$45,446

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired technology, patents and other intangibles	$26,307	$(8,055)	$18,252	5.8 years
Customer relationships	2,700	(45)	2,655	5 years
Total intangible assets, net	$29,007	$(8,100)	$20,907

(1)Based on the weighted-average useful life established as of acquisition date.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense was $3.0 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Estimated future amortization expense as of June 30, 2022, is as follows (in thousands):

Intangible Asset Amortization
Remainder of 2022	$11,461
2023	14,909
2024	8,659
2025	6,005
2026	3,424
Thereafter	988
Total	$45,446
5. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2022, our remaining contractual commitment is $2,672.2 million. We expect to meet our remaining commitment.
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
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On July 14, 2021, another shareholder derivative complaint with similar allegations was filed in the same court and was subsequently related to the earlier action. The cases were referred to a magistrate judge for mediation, and the proceedings were stayed during the pendency of that mediation. On November 24, 2021, the parties entered into a stipulation of settlement. Preliminary approval was granted February 16, 2022, and a final approval for the settlement was granted on May 26, 2022.
In March 2021, certain of our executives and members of our board of directors were named as defendants in a shareholder derivative lawsuit filed in the Delaware Chancery Court. Pinterest was also named as a nominal defendant. The complaint alleges that executives and members of the board breached their fiduciary duties to the company in connection with allegations of gender and racial discrimination at Pinterest. The complaint seeks damages, litigation costs, and interest. On May 10, 2021, the court stayed this lawsuit in light of the related pending case in the Northern District of California and on July 21, 2022 the matter was dismissed.
6. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2022.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 132,432,216 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2022.
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
Stock Option Activity
Stock option activity during the six months ended June 30, 2022, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2021	16,141	$3.19	1.9	$535,118
Granted	8,553	19.96
Exercised	(4,557)	0.90
Outstanding as of June 30, 2022	20,137	$10.83	5.4	$165,499
Exercisable as of June 30, 2022	11,160	$3.41	1.7	$165,499

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the six months ended June 30, 2022 and 2021, was $1.6 million and $1.6 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $83.3 million and $349.2 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2022, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	36,258	$30.84
Granted	27,883	23.58
Released	(10,454)	26.10
Forfeited	(7,107)	27.76
Outstanding as of June 30, 2022	46,580	$28.03
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,417	$2,180	$2,611	$3,492
Research and development	81,436	70,729	134,326	127,204
Sales and marketing	18,501	13,996	30,270	25,887
General and administrative	16,059	13,356	23,446	23,137
Total share-based compensation	$117,413	$100,261	$190,653	$179,720
As of June 30, 2022, we had $1,221.4 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.1 years.
Fair Value of Stock Options
We measure stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model, and we record the resulting expense in our condensed consolidated statements of operations over the requisite service period, which is generally four years.
We estimated the fair value of the stock options granted during the six months ended June 30, 2022, using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30, 2022
Expected term (in years)	6.1
Risk-free interest rate	3.2%
Expected volatility	61.1%
Dividend yield	—%
The key inputs we used in the Black-Scholes model are:
•Expected term – The expected term represents the period we expect our share-based awards to be outstanding, which is also the period we used to measure risk-free interest rates and expected volatility. We

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimated the expected term using the simplified method as we do not have sufficient historical stock option exercise data.
•Risk-free interest rate – We estimated the risk-free interest rate based on zero-coupon U.S. Treasury notes.
•Expected volatility – We estimated expected volatility based on a combination of our historical volatility and that of comparable publicly-traded companies.
•Dividend yield – We applied a dividend yield of zero because we have never paid or declared dividends, and we have no plan to do so in the foreseeable future.
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 was $11.79. No stock options were granted during the six months ended June 30, 2021.
7. Net Income (Loss) Per Share
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(37,288)	$(5,788)	$59,651	$9,766	$(41,845)	$(6,512)	$40,817	$6,926
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	573,255	88,987	546,687	89,504	570,760	88,825	540,666	91,747
Basic net income (loss) per share	$(0.07)	$(0.07)	$0.11	$0.11	$(0.07)	$(0.07)	$0.08	$0.08
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(37,288)	$(5,788)	$59,651	$9,766	$(41,845)	$(6,512)	$40,817	$6,926
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	9,766	—	—	—	6,926	—
Reallocation of net income to Class B common stock	—	—	—	(792)	—	—	—	(598)
Diluted net income (loss)	$(37,288)	$(5,788)	$69,417	$8,974	$(41,845)	$(6,512)	$47,743	$6,328
Denominator
Basic weighted-average shares used in computing net income (loss) per share	573,255	88,987	546,687	89,504	570,760	88,825	540,666	91,747
Conversion of Class B to Class A common stock	—	—	89,504	—	—	—	91,747	—
Weighted average effect of dilutive potential common stock	—	—	56,173	—	—	—	59,810	—
Diluted weighted-average shares used in computing net income (loss) per share	573,255	88,987	692,364	89,504	570,760	88,825	692,223	91,747
Diluted net income (loss) per share	$(0.07)	$(0.07)	$0.10	$0.10	$(0.07)	$(0.07)	$0.07	$0.07
Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	15,210	—	15,568	—
Unvested restricted stock units and restricted stock awards	48,605	732	41,709	372
Total	63,815	732	57,277	372
8. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three and six months ended June 30, 2022 and 2021.
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
9. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. and Canada(1)	$530,726	$501,468	$992,799	$906,543
Europe(2)	104,751	92,499	193,648	160,715
Rest of World	30,453	19,243	54,368	31,182
Total revenue	$665,930	$613,210	$1,240,815	$1,098,440

(1)United States revenue was $500.3 million and $476.1 million for the three months ended June 30, 2022 and 2021, respectively, and $941.3 million and $864.3 million for the six months ended June 30, 2022 and 2021, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2022	2021
United States	$235,032	$247,975
International(1)	49,367	33,338
Total property and equipment, net and operating lease right-of-use assets	$284,399	$281,313

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2022 are as follows:
•Revenue was $665.9 million, an increase of 9% compared to the three months ended June 30, 2021.
•Monthly active users ("MAUs") were 433 million, a decrease of 5% compared to June 30, 2021.
•Share-based compensation expense was $117.4 million, an increase of $17.2 million compared to the three months ended June 30, 2021.
•Total costs and expenses were $700.4 million.
•Loss from operations was $34.5 million.
•Net loss was $43.1 million.
•Adjusted EBITDA was $92.0 million.
•Cash, cash equivalents and marketable securities were $2,659.0 million.
•Headcount was 3,728.
Beginning in the first quarter of 2022, we updated the presentation of our key metrics by presenting U.S. and Canada, Europe and Rest of World separately. We believe our revised presentation provides additional details on the relative maturity of these regions we previously included within International. Specifically, we wanted to provide additional disclosure on Europe given the relative maturity of the region. As a result, we presented Canada with the U.S. given the relative maturity of our business in Canada and the similarity of the U.S. and Canada advertising markets. For comparability, we provided revenue, MAUs and ARPU data from the first quarter of 2020 to the fourth quarter of 2021 on the same basis.
The COVID-19 pandemic initially positively impacted Pinner engagement and user growth globally. Starting in mid-March 2021, the easing of the restrictions related to the COVID-19 pandemic reversed some of the MAU gains we saw during 2020, and, as a result, we saw a decline in global MAUs throughout 2021. In the second quarter of 2022, global MAUs were flat compared to the first quarter of 2022.
In addition, macroeconomic conditions, such as inflation, supply chain issues, changes in foreign currency exchange rates, competition from other platforms and other risks and uncertainties may have impacted and may continue to impact advertiser demand, user growth, Pinner engagement, and our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

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
As of June 30, 2022, we have experienced a decline in our global MAUs as compared to June 30, 2021 due to competition for share of time spent from other platforms, lower search traffic driven by changes in search engine algorithms and the COVID-19 pandemic unwind.
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
Quarterly Revenue
(in millions)

Note: Revenue by geography in the charts above is geographically apportioned based on our estimate of users' geographic location when they perform a revenue-generating activity. This allocation differs from our disclosure of revenue disaggregated by geography in the notes to our condensed consolidated financial statements where revenue is geographically apportioned based on our customers’ billing addresses. U.S. and Canada, Europe and Rest of World may not sum to Global and quarterly amounts may not sum to annual due to rounding.
Average Revenue per User (“ARPU”). We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. Our ARPU in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.

Quarterly Average Revenue per User

For the three months ended June 30, 2022, global ARPU was $1.54, which represents an increase of 17% compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, U.S. and Canada ARPU was $5.82, an increase of 20%, Europe ARPU was $0.86, an increase of 20% and Rest of World ARPU was $0.10, an increase of 80% compared to the three months ended June 30, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(43,076)	$69,417	$(48,357)	$47,743
Depreciation and amortization	9,135	6,754	16,355	13,537
Share-based compensation	117,413	100,261	190,653	179,720
Interest income	(3,365)	(1,125)	(4,453)	(2,617)
Interest expense and other (income) expense, net	9,252	(337)	10,828	1,226
Provision for income taxes	2,684	3,243	3,812	1,938
Non-cash charitable contributions	—	—	—	20,490
Adjusted EBITDA	$92,043	$178,213	$168,838	$262,037

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$665,930	$613,210	$1,240,815	$1,098,440
Costs and expenses (1):
Cost of revenue	164,896	127,819	310,966	261,289
Research and development	233,508	181,731	429,056	353,459
Sales and marketing	212,037	164,340	385,990	294,662
General and administrative	89,994	68,122	152,973	140,740
Total costs and expenses	700,435	542,012	1,278,985	1,050,150
Income (loss) from operations	(34,505)	71,198	(38,170)	48,290
Interest income	3,365	1,125	4,453	2,617
Interest expense and other income (expense), net	(9,252)	337	(10,828)	(1,226)
Income (loss) before provision for income taxes	(40,392)	72,660	(44,545)	49,681
Provision for income taxes	2,684	3,243	3,812	1,938
Net income (loss)	$(43,076)	$69,417	$(48,357)	$47,743
Adjusted EBITDA (2)	$92,043	$178,213	$168,838	$262,037

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,417	$2,180	$2,611	$3,492
Research and development	81,436	70,729	134,326	127,204
Sales and marketing	18,501	13,996	30,270	25,887
General and administrative	16,059	13,356	23,446	23,137
Total share-based compensation	$117,413	$100,261	$190,653	$179,720
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	25	21	25	24
Research and development	35	30	35	32
Sales and marketing	32	27	31	27
General and administrative	14	11	12	13
Total costs and expenses	105	88	103	96
Income (loss) from operations	(5)	12	(3)	4
Interest income	1	—	—	—
Interest expense and other income (expense), net	(1)	—	(1)	—
Income (loss) before provision for income taxes	(6)	12	(4)	5
Provision for income taxes	—	1	—	—
Net income (loss)	(6)%	11%	(4)%	4%
Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Revenue	$665,930	$613,210	9%	$1,240,815	$1,098,440	13%
Revenue for the three and six months ended June 30, 2022 increased by $52.7 million and $142.4 million, respectively, compared to the three and six months ended June 30, 2021. Revenue growth was driven by 17% and 19% respective increases in ARPU offset by a 5% decrease in MAUs. These resulted in 15% and 15% respective increases in the number of advertisements served offset by 5% and 2% respective decreases in the price of advertisements served for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
Revenue based on our estimate of the geographic location of our users increased by 7% and 10% in U.S. and Canada to $542.1 million and $1,012.1 million, Europe revenue increased by 10% and 17% to $101.8 million and $189.2 million and Rest of World revenue increased by 71% and 100% to $22.0 million and $39.5 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Cost of revenue	$164,896	$127,819	29%	$310,966	$261,289	19%
Percentage of revenue	25%	21%		25%	24%
Cost of revenue for the three and six months ended June 30, 2022 increased by $37.1 million and $49.7 million, respectively, compared to the three and six months ended June 30, 2021. These increases were primarily due to higher absolute hosting costs due to higher compute utilization.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Research and development	$233,508	$181,731	28%	$429,056	$353,459	21%
Percentage of revenue	35%	30%		35%	32%
Research and development for the three and six months ended June 30, 2022 increased by $51.8 million and $75.6 million respectively, compared to the three and six months ended June 30, 2021. These increases were primarily due to 22% and 19% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses and allocated facilities costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Sales and marketing	$212,037	$164,340	29%	$385,990	$294,662	31%
Percentage of revenue	32%	27%		31%	27%
Sales and marketing for the three and six months ended June 30, 2022 increased by $47.7 million and $91.3 million, respectively, compared to the three and six months ended June 30, 2021. These increases were primarily due to 26% and 28% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses, allocated facilities costs and, for the six months ended June 30, 2022, a $17.7 million increase in marketing expenses.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands)
General and administrative	$89,994	$68,122	32%	$152,973	$140,740	9%
Percentage of revenue	14%	11%		12%	13%
General and administrative for the three and six months ended June 30, 2022 increased by $21.9 million and $12.2 million, respectively, compared to the three and six months ended June 30, 2021. These increases were primarily due to 22% and 19% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses and allocated facilities costs. For the six months ended June 30, 2022, the increase in general and administrative was also offset by $20.5 million in non-cash charitable contributions made in 2021.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Interest income	$3,365	$1,125	199%	$4,453	$2,617	70%
Interest expense and other income (expense)	(9,252)	337	(2,845)%	(10,828)	(1,226)	(783)%
Other income (expense), net	$(5,887)	$1,462	(503)%	$(6,375)	$1,391	(558)%
Other income (expense), net for the three and six months ended June 30, 2022 decreased by $7.3 million and $7.8 million, respectively, compared to the three and six months ended June 30, 2021. These decreases were primarily due to foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Provision for income taxes	$2,684	$3,243	(17)%	$3,812	$1,938	97%
Provision for income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Net Income (Loss)	$(43,076)	$69,417	(162)%	$(48,357)	$47,743	(201)%
Adjusted EBITDA	$92,043	$178,213	(48)%	$168,838	$262,037	(36)%
Net loss for the three and six months ended June 30, 2022 was $43.1 million and $48.4 million, as compared to net income of $69.4 million and $47.7 million for the three and six months ended June 30, 2021, respectively. Adjusted EBITDA was $92.0 million and $168.8 million for the three and six months ended June 30, 2022, as compared to $178.2 million and $262.0 million for the three and six months ended June 30, 2021, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2022, we had $2,659.0 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2022, $110.0 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The revolving credit facility also contains two financial maintenance covenants: a consolidated total assets covenant and a minimum liquidity balance of $350.0 million, which includes any available borrowing capacity. The obligations under the revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants, and there were no amounts outstanding under this facility as of June 30, 2022.
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
There have been no material changes to our non-cancelable contractual commitments since December 31, 2021.
For the six months ended June 30, 2022 and 2021, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$333,457	$375,393
Investing activities	$(75,829)	$(46,896)
Financing activities	$(33,873)	$14,935

Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $41.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease in our net income (loss) offset by an increase in collections of accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $28.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to decreased sales of marketable securities and the acquisition of The Yes Platform, Inc. offset by decreased purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs and proceeds from the exercise of stock options. Net cash used in financing activities increased by $48.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the tax remittances on release of RSUs and RSAs.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2022.
Interest Rate Risk
As of June 30, 2022, we held cash, cash equivalents and marketable securities of $2,659.0 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $5.3 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
For information on certain litigation we are involved in, see "Legal Matters" in Note 5 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.
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
•there are macro level conditions that are beyond our control, such as the COVID-19 pandemic and Russia’s invasion of Ukraine that cause users to spend less time on our platform; or
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.

If our existing Pinners do not continue to utilize our service or our user base does not grow or we need to educate Pinners how to utilize new products and product features that we introduce, such as live stream content and video, we may be required to incur significantly higher marketing expenses than we currently anticipate.
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
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by Pinners, advertisers, creators and other third parties. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, Amazon, Google, Snap, Facebook, Instagram and others have introduced shopping platforms, including similar offerings such as camera search functionality. In the area of live events, Amazon, Instagram, Facebook, YouTube, TikTok, and Snap are all expanding their video-based and live shopping experiences. In the area of content, TikTok has launched a series of features and integrations that add, for example, recipes to cooking videos or step-by-step instructions for DIY or How To videos. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than we have. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
We also face competition from smaller companies in one or more high-value verticals that offer users engaging content and commerce opportunities through similar technology, products, features or services to ours. In addition, emerging startups may be able to innovate and provide technology, products, services or features similar to ours or before us.
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
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability, including armed conflict or hostilities, such as Russia's invasion of Ukraine;
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
Although we have experienced rapid growth and demand for our service in our initial years, we cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with Pinners, creators, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results.
As our organization continues to grow in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times as we transition to our recently announced flexible work model and a majority of our employees are working remotely due to the COVID-19 pandemic. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
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

As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally in 2020. We recently began the reopening our offices in a phased manner. Our efforts to re-open our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
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
Substantially all of our revenue is generated from third-party advertising, and we expect that to continue. Most advertisers do not have long-term advertising commitments with us. Many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In order to increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and may reduce or stop their spend on our platform. In addition, advertisers may view some of our products or our platform as experimental and may devote only a small portion of their advertising spend to our platform unless we improve existing and develop new measurement tools that better demonstrate the effectiveness of our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. While we continue to develop and deploy tools to allow advertisers to create content for our platform, we may be unable to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do, or continue to do, business with us if they do not believe that our advertisements are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic and, inflation, and Russia's invasion of Ukraine, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.

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
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including false, spam and malicious automation accounts in existence on our service. We regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our service. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts and we intend to continue to make such improvements, but there is no guarantee as to the accuracy of these estimates. In addition, users are not prohibited from having more than one account on our service, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
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
We currently depend on the continued services and performance of our key personnel, including Benjamin Silbermann, Bill Ready and others. Mr. Silbermann’s and Mr. Ready's employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. We recently appointed Bill Ready as our Chief Executive Officer and Benjamin Silbermann transitioned to a newly created Executive Chairman role. If we are unable to execute a smooth transition in their roles or otherwise effectively manage the impact of the leadership transition on our workforce, it could disrupt our business and operations. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our key engineering, design, marketing, sales and product development personnel, could disrupt our operations and harm our business.
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
Our ability to maintain and increase the number of users directed to our service from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index and the format in which content is indexed) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results or negatively impacted by the format in which our search results appear, leading to a decrease in traffic to our service, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, throughout 2021 and more recently in November 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, certain third parties offer browser extensions that give users the option to remove Pinterest from their search engine recommendations. Further, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in Pinners' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our service, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we may increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of Pinners directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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
We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, certain countries have implemented regulations that authorize fines or provide for throttling or blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the CPRA which will become operative in 2023, significantly modifies the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses. A few other states have also enacted privacy laws similar to the CPRA, which become operative in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses $48.4 million and net income of $47.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $2,067.0 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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

•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the COVID-19 pandemic, current inflationary environment and Russia’s invasion of Ukraine;
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.7% of the voting power of our outstanding capital stock as of June 30, 2022. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•actions and investment positions taken by institutional and other stockholders, including activist investors;
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

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,886,222,501 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as inflation, the COVID-19 pandemic and Russia’s invasion of Ukraine, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended June 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
April 1 - April 30, 2022	—	$—	—	$—
May 1 - May 31, 2022	17,941	22.91	—	—
June 1 - June 30, 2022	40,978	18.18	—	—
	58,919	$19.62	—	$—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter, dated June 22, 2022, between Pinterest, Inc. and William Ready.	8-K	001-38872	10.1	June 28, 2022
10.2	Executive Severance and Change in Control Agreement, dated June 23, 2022 between Pinterest, Inc. and William Ready.	8-K	001-38872	10.2	June 28, 2022
10.3	Transition Letter, dated June 22, 2022 between Pinterest, Inc. and Ben Silbermann.	8-K	001-38872	10.3	June 28, 2022
10.4+	Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement by and between the Company and William Ready, dated as of June 29, 2022.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: August 1, 2022	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: August 1, 2022	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)