Form 10-Q
period 2022-09-30
PINTEREST, INC.
filed 2022-10-27
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 21, 2022, there were 587,550,853 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 90,680,046 shares of the Registrant’s Class B common stock outstanding.

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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs do not include Shuffles users unless they would otherwise qualify as MAUs. Unless otherwise indicated, we present MAUs based on the number of MAUs measured on the last day of the current period. We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We use these metrics to assess the growth and health of the overall business and believe that MAUs and ARPU best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,671,320	$1,419,630
Marketable securities	994,150	1,060,488
Accounts receivable, net of allowances of $10,120 and $8,282 as of September 30, 2022 and December 31, 2021, respectively	511,054	653,355
Prepaid expenses and other current assets	85,528	48,090
Total current assets	3,262,052	3,181,563
Property and equipment, net	65,922	53,401
Operating lease right-of-use assets	207,312	227,912
Goodwill and intangible assets, net	140,128	61,115
Other assets	16,795	13,247
Total assets	$3,692,209	$3,537,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,601	$17,675
Accrued expenses and other current liabilities	256,074	242,131
Total current liabilities	344,675	259,806
Operating lease liabilities	183,244	209,181
Other liabilities	19,748	29,508
Total liabilities	547,667	498,495
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 586,583 and 568,228 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 90,566 and 88,644 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	5,292,789	5,059,528
Accumulated other comprehensive loss	(16,105)	(2,181)
Accumulated deficit	(2,132,149)	(2,018,611)
Total stockholders’ equity	3,144,542	3,038,743
Total liabilities and stockholders’ equity	$3,692,209	$3,537,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$684,550	$632,932	$1,925,365	$1,731,372
Costs and expenses:
Cost of revenue	182,603	126,783	493,569	388,072
Research and development	254,684	185,949	683,740	539,408
Sales and marketing	229,873	156,092	615,863	450,754
General and administrative	86,765	65,659	239,738	206,399
Total costs and expenses	753,925	534,483	2,032,910	1,584,633
Income (loss) from operations	(69,375)	98,449	(107,545)	146,739
Interest income	9,318	765	13,771	3,382
Interest expense and other income (expense), net	(10,116)	(4,765)	(20,944)	(5,991)
Income (loss) before provision for (benefit from) income taxes	(70,173)	94,449	(114,718)	144,130
Provision for (benefit from) income taxes	(4,992)	453	(1,180)	2,391
Net income (loss)	$(65,181)	$93,996	$(113,538)	$141,739
Net income (loss) per share:
Basic	$(0.10)	$0.15	$(0.17)	$0.22
Diluted	$(0.10)	$0.14	$(0.17)	$0.20
Weighted-average shares used in computing net income (loss) per share:
Basic	669,171	643,979	662,816	636,308
Diluted	669,171	691,853	662,816	692,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(65,181)	$93,996	$(113,538)	$141,739
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,772)	(265)	(11,810)	(1,606)
Change in foreign currency translation adjustment	(1,075)	(256)	(2,114)	(247)
Comprehensive income (loss)	$(68,028)	$93,475	$(127,462)	$139,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089
Release of restricted stock units and issuance of restricted stock awards	6,774	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(60,404)	—	—	(60,404)
Issuance of common stock for cash upon exercise of stock options, net	249	—	727	—	—	727
Share-based compensation	—	—	136,158	—	—	136,158
Other comprehensive loss	—	—	—	(2,847)	—	(2,847)
Net loss	—	—	—	—	(65,181)	(65,181)
Balance as of September 30, 2022	677,149	$7	$5,292,789	$(16,105)	$(2,132,149)	$3,144,542

	Three Months Ended September 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	642,787	$6	$4,790,079	$1,148	$(2,287,306)	$2,503,927
Release of restricted stock units and issuance of restricted stock awards	5,556	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	1,820	—	4,702	—	—	4,702
Share-based compensation	—	—	96,262	—	—	96,262
Other comprehensive loss	—	—	—	(521)	—	(521)
Net income	—	—	—	—	93,996	93,996
Balance as of September 30, 2021	650,163	$7	$4,891,043	$627	$(2,193,310)	$2,698,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards	15,471	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(98,357)	—	—	(98,357)
Issuance of common stock for cash upon exercise of stock options, net	4,806	—	4,807	—	—	4,807
Share-based compensation	—	—	326,811	—	—	326,811
Other comprehensive loss	—	—	—	(13,924)	—	(13,924)
Net loss	—	—	—	—	(113,538)	(113,538)
Balance as of September 30, 2022	677,149	$7	$5,292,789	$(16,105)	$(2,132,149)	$3,144,542

	Nine Months Ended September 30, 2021

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units and issuance of restricted stock awards	16,878	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	6,663	—	19,637	—	—	19,637
Issuance of common stock related to charitable contributions	250	—	20,490	—	—	20,490
Share-based compensation	—	—	275,982	—	—	275,982
Other comprehensive loss	—	—	—	(1,853)	—	(1,853)
Net income	—	—	—	—	141,739	141,739
Balance as of September 30, 2021	650,163	$7	$4,891,043	$627	$(2,193,310)	$2,698,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(113,538)	$141,739
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,884	20,299
Share-based compensation	326,811	275,982
Non-cash charitable contributions	—	20,490
Other	10,731	9,495
Changes in assets and liabilities:
Accounts receivable	144,083	61,033
Prepaid expenses and other assets	(37,960)	(21,141)
Operating lease right-of-use assets	39,140	32,014
Accounts payable	71,603	7,862
Accrued expenses and other liabilities	(17,852)	30,670
Operating lease liabilities	(38,990)	(37,308)
Net cash provided by operating activities	410,912	541,135
Investing activities
Purchases of property and equipment and intangible assets	(27,931)	(5,337)
Purchases of marketable securities	(688,146)	(878,465)
Sales of marketable securities	4,168	213,651
Maturities of marketable securities	735,819	673,952
Acquisition of business, net of cash acquired	(86,059)	—
Net cash (used in) provided by investing activities	(62,149)	3,801
Financing activities
Proceeds from exercise of stock options, net	4,807	19,637
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(98,357)	—
Other financing activities	—	(1,750)
Net cash (used in) provided by financing activities	(93,550)	17,887
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,558)	(693)
Net increase in cash, cash equivalents and restricted cash	251,655	562,130
Cash, cash equivalents and restricted cash, beginning of period	1,427,064	678,911
Cash, cash equivalents and restricted cash, end of period	$1,678,719	$1,241,041
Supplemental cash flow information
Accrued property and equipment	$4,699	$915
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$19,783	$81,869

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,671,320	$1,231,931
Restricted cash included in prepaid expenses and other current assets	1,869	2,813
Restricted cash included in other assets	5,530	6,297
Total cash, cash equivalents and restricted cash	$1,678,719	$1,241,041

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,122,738	$—	$—	$1,122,738
Commercial paper	—	80,992	—	80,992
U.S. treasury securities	4,246	—	—	4,246
Marketable securities:
Corporate bonds	—	393,892	—	393,892
U.S. treasury securities	221,773	—	—	221,773
Commercial paper	—	178,995	—	178,995
Certificates of deposit	—	134,308	—	134,308
Non-U.S. government and supranational bonds	—	35,467	—	35,467
Municipal securities	—	28,050	—	28,050
U.S. agency bonds	—	1,665	—	1,665
Prepaid expenses and other current assets:
Certificates of deposit	—	1,869	—	1,869
Other assets:
Certificates of deposit	$—	$5,530	$—	$5,530

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$711,188	$—	$—	$711,188
Commercial paper	—	114,976	—	114,976
Corporate bonds	—	4,310	—	4,310
Marketable securities:
Corporate bonds	—	449,417	—	449,417
Commercial paper	—	247,560	—	247,560
U.S. treasury securities	189,010	—	—	189,010
Certificates of deposit	—	82,486	—	82,486
Municipal securities	—	49,331	—	49,331
Non-U.S. government and supranational bonds	—	41,684	—	41,684
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Other assets:
Certificates of deposit	$—	$6,297	$—	$6,297
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of September 30, 2022 and December 31, 2021. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2022 and December 31, 2021.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2022
Due in one year or less	$829,772
Due after one to five years	164,378
Total	$994,150
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
4. Goodwill and Intangible Assets, Net
Changes in goodwill are as follows (in thousands):

Balance as of December 31, 2021	$40,208
Acquisitions	60,019
Balance as of September 30, 2022	$100,227
Intangible assets, net consists of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired technology, patents and other intangibles	$39,907	$(12,256)	$27,651	4.9 years
Customer relationships	17,700	(5,450)	12,250	1.6 years
Total intangible assets, net	$57,607	$(17,706)	$39,901

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (1)
Acquired technology, patents and other intangibles	$26,307	$(8,055)	$18,252	5.8 years
Customer relationships	2,700	(45)	2,655	5 years
Total intangible assets, net	$29,007	$(8,100)	$20,907

(1)Based on the weighted-average useful life established as of acquisition date.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense was $5.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $9.6 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Estimated future amortization expense as of September 30, 2022, is as follows (in thousands):

Intangible Asset Amortization
Remainder of 2022	$5,916
2023	14,909
2024	8,659
2025	6,005
2026	3,424
Thereafter	988
Total	$39,901
5. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2022, our remaining contractual commitment is $2,513.0 million. We expect to meet our remaining commitment.
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
In November and December 2020, certain of our executives and members of our board of directors were named as defendants in shareholder derivative lawsuits filed in the U.S. District Court for the Northern District of California. Pinterest was also named as a nominal defendant. The lawsuits purport to assert claims for breach of fiduciary duty in connection with allegations of gender and racial discrimination at Pinterest. In addition, the lawsuits purport to assert claims for waste, abuse of control, aiding and abetting breaches of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act. The complaints seek declaratory and injunctive relief, corporate governance changes, monetary damages, interest, disgorgement, and fees and costs. On July 14, 2021, another shareholder derivative complaint with similar allegations was filed in the same court and was subsequently related to the earlier action. The cases were referred to a magistrate judge for mediation, and the proceedings were stayed during the pendency of that mediation. On November 24, 2021, the parties entered into a stipulation of settlement. A final approval for the settlement was granted on May 26, 2022. The court granted a portion of the attorneys' fees sought by Plaintiffs, while another portion remains contingent on certain conditions being fulfilled within two years of the settlement approval. We don't believe that these fees will be material to our financial position.
In March 2021, certain of our executives and members of our board of directors were named as defendants in a shareholder derivative lawsuit filed in the Delaware Chancery Court. Pinterest was also named as a nominal defendant. The complaint alleged that executives and members of the board breached their fiduciary duties to the company in connection with allegations of gender and racial discrimination at Pinterest. The complaint sought damages, litigation costs, and interest. On May 10, 2021, the court stayed this lawsuit in light of the related pending case in the Northern District of California. On July 21, 2022 the matter was dismissed.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Share-Based Compensation
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2022.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Omnibus Incentive Plan (the "2019 Plan") provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 120,668,301 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2022.
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
Stock Option Activity
Stock option activity during the nine months ended September 30, 2022, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2021	16,141	$3.19	1.9	$535,118
Granted	8,553	19.96
Exercised	(4,806)	1.00
Outstanding as of September 30, 2022	19,888	$10.93	5.1	$245,875
Exercisable as of September 30, 2022	10,982	$3.54	1.5	$216,972

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the nine months ended September 30, 2022 and 2021, was $2.4 million and $2.4 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $88.2 million and $463.1 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2022, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	36,258	$30.84
Granted	43,960	21.79
Released	(16,501)	25.64
Forfeited	(8,866)	27.62
Outstanding as of September 30, 2022	54,851	$25.67
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$2,189	$2,015	$4,800	$5,507
Research and development	89,669	67,463	223,995	194,667
Sales and marketing	23,294	13,404	53,564	39,291
General and administrative	21,006	13,380	44,452	36,517
Total share-based compensation	$136,158	$96,262	$326,811	$275,982
As of September 30, 2022, we had $1,338.2 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 3.0 years.
Fair Value of Stock Options
We measure stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model, and we record the resulting expense in our condensed consolidated statements of operations over the requisite service period, which is generally four years.
We estimated the fair value of the stock options granted during the nine months ended September 30, 2022, using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2022
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
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 was $11.79. No stock options were granted during the nine months ended September 30, 2021.
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(56,362)	$(8,819)	$80,945	$13,051	$(98,224)	$(15,314)	$121,476	$20,263
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	578,637	90,534	554,568	89,411	573,415	89,401	545,340	90,968
Basic net income (loss) per share	$(0.10)	$(0.10)	$0.15	$0.15	$(0.17)	$(0.17)	$0.22	$0.22
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(56,362)	$(8,819)	$80,945	$13,051	$(98,224)	$(15,314)	$121,476	$20,263
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	13,051	—	—	—	20,263	—
Reallocation of net income to Class B common stock	—	—	—	(903)	—	—	—	(1,634)
Diluted net income (loss)	$(56,362)	$(8,819)	$93,996	$12,148	$(98,224)	$(15,314)	$141,739	$18,629
Denominator
Basic weighted-average shares used in computing net income (loss) per share	578,637	90,534	554,568	89,411	573,415	89,401	545,340	90,968
Conversion of Class B to Class A common stock	—	—	89,411	—	—	—	90,968	—
Weighted average effect of dilutive potential common stock	—	—	47,874	—	—	—	55,798	—
Diluted weighted-average shares used in computing net income (loss) per share	578,637	90,534	691,853	89,411	573,415	89,401	692,106	90,968
Diluted net income (loss) per share	$(0.10)	$(0.10)	$0.14	$0.14	$(0.17)	$(0.17)	$0.20	$0.20
Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	20,004	—	17,063	—
Unvested restricted stock units and restricted stock awards	57,967	5,268	47,941	2,005
Total	77,971	5,268	65,004	2,005
8. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three and nine months ended September 30, 2022 and 2021.
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
9. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. and Canada(1)	$562,434	$520,319	$1,555,233	$1,426,862
Europe(2)	90,110	90,687	283,758	251,402
Rest of World	32,006	21,926	86,374	53,108
Total revenue	$684,550	$632,932	$1,925,365	$1,731,372

(1)United States revenue was $534.1 million and $494.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1,475.3 million and $1,358.7 million for the nine months ended September 30, 2022 and 2021, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2022	2021
United States	$221,592	$247,975
International(1)	51,642	33,338
Total property and equipment, net and operating lease right-of-use assets	$273,234	$281,313

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Subsequent Events
In October 2022, we entered into an amended and restated five-year $400.0 million revolving credit facility (the “2022 revolving credit facility”), which replaced our previous $500.0 million revolving credit facility entered into in November 2018. The 2022 revolving credit facility also contains an accordion option which, if exercised, would allow us to increase the aggregate commitments by up to $405.0 million provided we are able to secure additional lender commitments and satisfy certain other conditions. Interest on any borrowings under the 2022 revolving credit facility accrues at either an adjusted term Secured Overnight Financing Rate ("SOFR") plus 0.10% and a margin of 1.50% or at an alternative base rate plus a margin of 0.50%, at our election, and we are required to pay an annual commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the 2022 revolving credit facility.
The 2022 revolving credit facility also allows us to issue letters of credit, which reduce the amount we can borrow. We are required to pay a fee that accrues at 0.125% per annum on the average aggregate daily maximum amount available to be drawn under any outstanding letters of credit.
The 2022 revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The 2022 revolving credit facility also contains a financial maintenance covenant: a maximum net leverage ratio of consolidated debt to consolidated EBITDA no greater than 3.50 to 1.00, subject to an increase up to 4.00 to 1.00 for a certain period following an acquisition. The obligations under the 2022 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants, and there were no amounts outstanding under this facility as of the filing of this Quarterly Report on Form 10-Q.

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2022 are as follows:
•Revenue was $684.6 million, an increase of 8% compared to the three months ended September 30, 2021.
•Monthly active users ("MAUs") were 445 million, flat compared to September 30, 2021.
•Share-based compensation expense was $136.2 million, an increase of $39.9 million compared to the three months ended September 30, 2021.
•Total costs and expenses were $753.9 million.
•Loss from operations was $69.4 million.
•Net loss was $65.2 million.
•Adjusted EBITDA was $77.3 million.
•Cash, cash equivalents and marketable securities were $2,665.5 million.
•Headcount was 3,975.
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
The COVID-19 pandemic and macroeconomic conditions, such as inflation, supply chain issues, changes in foreign currency exchange rates, competition from other platforms and other risks and uncertainties have impacted and all or some of these factors may continue to impact advertiser demand, user growth, Pinner engagement, and our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

Trends in User Metrics
Monthly Active Users. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs do not include Shuffles users unless they would otherwise qualify as MAUs. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
Quarterly Monthly Active Users
(in millions)

Note: U.S. and Canada, Europe and Rest of World may not sum to Global due to rounding. Europe includes Russia and Turkey for our reporting of Revenue, MAUs and ARPU by geographic region.
As of September 30, 2022, global MAUs were flat compared to September 30, 2021 as the impacts on Pinner engagement and user growth from the COVID-19 pandemic have subsided; however, we are still impacted by lower search traffic driven by changes in search engine algorithms made in November 2021.
As of September 30, 2022, global MAUs increased 3% compared to June 30, 2022 as we have returned to seasonal sequential growth trends, though user growth continues to be impacted by competition for share of time spent from other platforms.
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
Quarterly Average Revenue per User

For the three months ended September 30, 2022, global ARPU was $1.56, which represents an increase of 11% compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, U.S. and Canada ARPU was $6.13, an increase of 15%, Europe ARPU was $0.72, a decrease of 3% and Rest of World ARPU was $0.11, an increase of 38% compared to the three months ended September 30, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(65,181)	$93,996	$(113,538)	$141,739
Depreciation and amortization	10,529	6,762	26,884	20,299
Share-based compensation	136,158	96,262	326,811	275,982
Interest income	(9,318)	(765)	(13,771)	(3,382)
Interest expense and other (income) expense, net	10,116	4,765	20,944	5,991
Provision for (benefit from) income taxes	(4,992)	453	(1,180)	2,391
Non-cash charitable contributions	—	—	—	20,490
Adjusted EBITDA	$77,312	$201,473	$246,150	$463,510

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
Cost of Revenue. Cost of revenue consists primarily of expenses associated with the delivery of our service, including the cost of hosting our website and mobile application. Cost of revenue also includes personnel-related expense, including salaries, benefits and share-based compensation for employees on our operations teams, payments associated with partner arrangements, credit card and other transaction processing fees, amortization of acquired intangible assets and allocated facilities and other supporting overhead costs.
Research and Development. Research and development consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our engineers and other employees engaged in the research and development of our products, and allocated facilities and other supporting overhead costs.
Sales and Marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing and customer service functions, advertising and promotional expenditures, professional services, amortization of acquired intangible assets and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
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
Other Expense. Other expense consists primarily of interest earned on our cash equivalents and marketable securities and foreign currency exchange gains and losses.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$684,550	$632,932	$1,925,365	$1,731,372
Costs and expenses (1):
Cost of revenue	182,603	126,783	493,569	388,072
Research and development	254,684	185,949	683,740	539,408
Sales and marketing	229,873	156,092	615,863	450,754
General and administrative	86,765	65,659	239,738	206,399
Total costs and expenses	753,925	534,483	2,032,910	1,584,633
Income (loss) from operations	(69,375)	98,449	(107,545)	146,739
Interest income	9,318	765	13,771	3,382
Interest expense and other income (expense), net	(10,116)	(4,765)	(20,944)	(5,991)
Income (loss) before provision for (benefit from) income taxes	(70,173)	94,449	(114,718)	144,130
Provision for (benefit from) income taxes	(4,992)	453	(1,180)	2,391
Net income (loss)	$(65,181)	$93,996	$(113,538)	$141,739
Adjusted EBITDA (2)	$77,312	$201,473	$246,150	$463,510

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$2,189	$2,015	$4,800	$5,507
Research and development	89,669	67,463	223,995	194,667
Sales and marketing	23,294	13,404	53,564	39,291
General and administrative	21,006	13,380	44,452	36,517
Total share-based compensation	$136,158	$96,262	$326,811	$275,982
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	27	20	26	22
Research and development	37	29	36	31
Sales and marketing	34	25	32	26
General and administrative	13	10	12	12
Total costs and expenses	110	84	106	92
Income (loss) from operations	(10)	16	(6)	8
Interest income	1	—	1	—
Interest expense and other income (expense), net	(1)	(1)	(1)	—
Income (loss) before provision for (benefit from) income taxes	(10)	15	(6)	8
Provision for (benefit from) income taxes	(1)	—	—	—
Net income (loss)	(10)%	15%	(6)%	8%
Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Revenue	$684,550	$632,932	8%	$1,925,365	$1,731,372	11%
Revenue for the three and nine months ended September 30, 2022 increased by $51.6 million and $194.0 million, respectively, compared to the three and nine months ended September 30, 2021. Revenue growth was driven by 11% and 15% respective increases in ARPU driven by 15% and 15% respective increases in the number of advertisements served offset by 6% and 4% respective decreases in the price of advertisements served for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
Revenue based on our estimate of the geographic location of our users increased by 9% and 10% in U.S. and Canada to $575.1 million and $1,587.2 million primarily due to strength from large retail advertisers, Europe revenue decreased by 4% and increased by 10% to $85.7 million and $274.9 million primarily due to foreign exchange and macroeconomic headwinds, and Rest of World revenue increased by 36% and 70% to $23.8 million and $63.3 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Cost of revenue	$182,603	$126,783	44%	$493,569	$388,072	27%
Percentage of revenue	27%	20%		26%	22%
Cost of revenue for the three and nine months ended September 30, 2022 increased by $55.8 million and $105.5 million, respectively, compared to the three and nine months ended September 30, 2021. These increases were primarily due to higher absolute hosting costs due to higher compute utilization.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Research and development	$254,684	$185,949	37%	$683,740	$539,408	27%
Percentage of revenue	37%	29%		36%	31%
Research and development for the three and nine months ended September 30, 2022 increased by $68.7 million and $144.3 million respectively, compared to the three and nine months ended September 30, 2021. These increases were primarily due to 28% and 23% respective increases in average headcount, which drove higher personnel expenses, $22.2 million and $29.3 million respective increases in share-based compensation expense, as well as higher allocated facilities costs and consulting expenses.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Sales and marketing	$229,873	$156,092	47%	$615,863	$450,754	37%
Percentage of revenue	34%	25%		32%	26%
Sales and marketing for the three and nine months ended September 30, 2022 increased by $73.8 million and $165.1 million, respectively, compared to the three and nine months ended September 30, 2021. These increases were primarily due to $25.4 million and $43.2 million respective increases in marketing expenses, 22% and 27% respective increases in average headcount, which drove higher personnel expenses, as well as higher consulting expenses, allocated facilities costs and $9.9 million and $14.3 million respective increases in share-based compensation expense.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands)
General and administrative	$86,765	$65,659	32%	$239,738	$206,399	16%
Percentage of revenue	13%	10%		12%	12%
General and administrative for the three and nine months ended September 30, 2022 increased by $21.1 million and $33.3 million, respectively, compared to the three and nine months ended September 30, 2021. These increases were primarily due to 28% and 23% respective increases in average headcount, which drove higher personnel expenses, as well as $7.6 million and $7.9 million respective increases in share-based compensation expense primarily due to options and restricted stock awards granted to our new Chief Executive Officer, allocated facilities costs and consulting expenses. For the nine months ended September 30, 2022, the increase in general and administrative was also offset by $20.5 million in non-cash charitable contributions made in 2021.

Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Interest income	$9,318	$765	1,118%	$13,771	$3,382	307%
Interest expense and other income (expense)	(10,116)	(4,765)	112%	(20,944)	(5,991)	250%
Other expense	$(798)	$(4,000)	(80)%	$(7,173)	$(2,609)	175%
Other expense for the three and nine months ended September 30, 2022 decreased by $3.2 million and increased by $4.6 million, respectively, compared to the three and nine months ended September 30, 2021, primarily due to foreign currency exchange losses offset by higher returns on our marketable securities as a result of higher interest rates.
Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(4,992)	$453	(1,202)%	$(1,180)	$2,391	(149)%
Provision for (benefit from) income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented and for the three and nine months ended September 30, 2022 includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change

	(in thousands, except percentages)
Net income (loss)	$(65,181)	$93,996	(169)%	$(113,538)	$141,739	(180)%
Adjusted EBITDA	$77,312	$201,473	(62)%	$246,150	$463,510	(47)%
Net loss for the three and nine months ended September 30, 2022 was $65.2 million and $113.5 million, as compared to net income of $94.0 million and $141.7 million for the three and nine months ended September 30, 2021, respectively. Adjusted EBITDA was $77.3 million and $246.2 million for the three and nine months ended September 30, 2022, as compared to $201.5 million and $463.5 million for the three and nine months ended September 30, 2021, respectively, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2022, we had $2,665.5 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2022, $63.9 million of our cash and cash equivalents was held by our foreign subsidiaries.
In October 2022, we entered into an amended and restated five-year $400.0 million revolving credit facility (the “2022 revolving credit facility”), which replaced our previous $500.0 million revolving credit facility entered into in November 2018. The 2022 revolving credit facility also contains an accordion option which, if exercised, would allow us to increase the aggregate commitments by up to $405.0 million provided we are able to secure additional lender commitments and satisfy certain other conditions. Interest on any borrowings under the 2022 revolving credit facility accrues at either an adjusted term SOFR plus 0.10% and a margin of 1.50% or at an alternative base rate plus a margin of 0.50%, at our election, and we are required to pay an annual commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the 2022 revolving credit facility.
The 2022 revolving credit facility also allows us to issue letters of credit, which reduce the amount we can borrow. We are required to pay a fee that accrues at 0.125% per annum on the average aggregate daily maximum amount available to be drawn under any outstanding letters of credit.
The 2022 revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The 2022 revolving credit facility also contains a financial maintenance covenant: a maximum net leverage ratio of consolidated debt to consolidated EBITDA no greater than 3.50 to 1.00, subject to an increase up to 4.00 to 1.00 for a certain period following an acquisition. The obligations under the 2022 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. We are in compliance with all covenants, and there were no amounts outstanding under this facility as of the filing of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our non-cancelable contractual commitments since December 31, 2021.
For the nine months ended September 30, 2022 and 2021, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$410,912	$541,135
Investing activities	$(62,149)	$3,801
Financing activities	$(93,550)	$17,887

Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $130.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease in our net income (loss) offset by an increase in collections of accounts receivable.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $66.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to decreased sales of marketable securities and the acquisition of The Yes Platform, Inc. offset by decreased purchases and increased maturities of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs and proceeds from the exercise of stock options. Net cash used in financing activities increased by $111.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022.
Interest Rate Risk
As of September 30, 2022, we held cash, cash equivalents and marketable securities of $2,665.5 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $5.4 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding to invest in our Class A common stock. The occurrence of any of the following risks could harm our business, reputation, revenue, financial results and prospects. In addition, risks and uncertainties that are not presently known to us or that we currently believe are immaterial could also harm our business, reputation, revenue, financial results and prospects. If any of these risks occur, the value of our Class A common stock could decline and you may lose all or part of your investment.
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
We must attract, grow, retain and engage our users on our platform, who we call Pinners. Our active Pinners may not grow, and may decline.
If current and potential Pinners do not perceive their experience with our service to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new Pinners, retain existing Pinners, recover past Pinners or maintain or increase the frequency and duration of Pinners' engagement. Pinner engagement has and will continue to fluctuate depending on factors beyond our control. For example, although we saw a higher number of Pinners and higher Pinner engagement during the peak of the COVID-19 pandemic in 2020, we experienced declines in the number of Pinners and lower levels of Pinner engagement as the COVID-19 pandemic began to subside.

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
Our success depends on our ability to provide Pinners with content, including advertisements and shopping content, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators, advertisers, merchants and other third party partners and the manner in which we present that content to Pinners. Pinners engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to Pinners. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower Pinner engagement with such content. For example, we are investing in publishing more native content and short form video content on our platform, such as Idea Pins. Pinner engagement has declined and may continue to decline as we learn to distribute this native and short form video content efficiently and as Pinners learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for Pinners, especially in non-U.S. markets. If Pinners do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
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
Our ability to grow, retain and engage our user base and therefore increase our revenue depends on our ability to successfully enhance our existing products and create new products, both independently and in conjunction with platform developers or other third parties, and to do so quickly. We may introduce significant changes to our existing products or develop and introduce new and unproven products with which we have little or no prior development or operating experience. Our focus on innovation and experimentation could result in unintended outcomes or decisions that are poorly received by Pinners. If new or enhanced products fail to engage our Pinners, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, any of which could harm our business, revenue and financial results. We also may develop new products that may increase Pinner engagement and costs that may not increase revenue or that may not be fully integrated into the Pinner experience.
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
Over the years, as our organization grows in number of employees and offices and we are required to implement more complex organizational management structures, we also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times as we transition to our recently announced flexible work model and a majority of our employees are working remotely. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
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
Risks relating to our Business Operations
The global COVID-19 pandemic has impacted and may continue to impact our business and results of operations.
The global COVID-19 pandemic and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets and overall demand for advertising.

As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally in 2020. We began reopening our offices in a phased manner. Our efforts to re-open our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
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
Further, we saw fluctuations in user growth and engagement as a result of the COVID-19 pandemic. We saw a higher number of Pinners and higher Pinner engagement during the peak of the COVID-19 pandemic in 2020, and we have experienced in the number of Pinners and lower levels of Pinner engagement as the COVID-19 pandemic continues to subside.
The pandemic has adversely affected, and any resurgence could in the future, adversely affect our business, user growth and engagement, revenue growth and user retention and acquisition rates, financial performance and stock price. The pandemic as well as any subsequent resurgence of the COVID-19 virus or its variants, may also have the effect of heightening many of the other risks described in this “Risk Factor” section.
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
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic, inflation, supply chain issues, and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.

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
We currently depend on the continued services and performance of our key personnel, including Benjamin Silbermann, Bill Ready and others. Mr. Silbermann’s and Mr. Ready's employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. We recently appointed Bill Ready as our Chief Executive Officer and Benjamin Silbermann transitioned to a newly created Executive Chairman role. If we are unable to execute a smooth transition in their roles or otherwise effectively manage the impact of the leadership transition on our workforce, it could disrupt our business and operations. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our key engineering, design, marketing, sales and product development personnel, could disrupt our operations and harm our business. This risk is particularly heightened in an environment where companies, including us, slow down hiring due to macroeconomic conditions.
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

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. The CDA further limits our potential liability for content uploaded onto our service by third parties. Defenses such as the fair-use doctrine (and related doctrines in other countries) may be available to limit our potential liability for featuring third-party intellectual property content for purposes such as reporting, commentary and parody. In the European Union, the Electronic Commerce Directive offers certain limitations on our potential liability for featuring third-party content. However, each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our service. For example, the EU Directive on Copyright in the Digital Single Market (DSM) has been implemented by a few EU member states that alter the liability scheme for online sharing-content platforms and impose additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. If statutory or regulatory changes reduce liability protections for content published on our service, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, that further impose new obligations in areas affecting our business, such as liability for copyright infringement, distributing targeted and other advertisements to minors, and any online harm. For example, the European Council recently approved the Digital Services Act (“DSA”) in the EU which will be effective in 2023. The DSA imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms which will create additional operational burden and compliance costs.
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
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our service if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in countries such as China, India and Kazakhstan. Other governments may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service, or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. We may also decide to stop offering our service in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our service. If prohibitions or restrictions are imposed on our service, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.

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
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, beginning on January 1, 2022, the Tax Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress may consider legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions will be effective for the tax year after December 31, 2022 and may materially affect our financial position and results of operations.
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
We have incurred significant net losses in the past and generated net income only recently. We generated a net loss of $113.5 million and net income of $141.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $2,132.1 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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

•seasonal fluctuations in engagement on our platform, specifically we have historically experienced lower engagement in our second quarter;
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
Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our domestic assets, as well as certain domestic intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, incur liens, engage in transactions with affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. In addition, we are also required to maintain a minimum consolidated leverage. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
Additionally, our revolving credit facility utilizes SOFR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. If a published U.S. dollar SOFR is unavailable, the interest rates on our debt indexed to SOFR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding

Class B hold approximately 75.5% of the voting power of our outstanding capital stock as of September 30, 2022. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,883,036,864 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
Adverse macroeconomic developments could negatively impact our business and financial condition. Adverse global economic and financial events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine, inflation, supply chain issues, and inventory and labor shortages, have caused, and could, in the future continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. We cannot assure you that we will perform well in adverse macroeconomic conditions. Since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	17,942	21.77	—	—
September 1 - September 30, 2022	121,970	23.30	—	—
	139,912	$23.10	—	$—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1 +	Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Award Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of August 31, 2022.					X
10.2	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 25, 2022.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: October 27, 2022	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: October 27, 2022	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)