Form 10-K
period 2022-12-31
PINTEREST, INC.
filed 2023-02-06
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the New York Stock Exchange on such date was approximately $9.7 billion.
As of January 31, 2023, there were 594,519,329 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 89,348,474 shares of the Registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Pinterest, Inc.
Table of contents

Note about forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans”, “targets”, “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, fear of recession, foreign exchange fluctuations and supply-chain issues;
•the effect of general economic and political conditions, including Russia's invasion of Ukraine;
•our financial performance, including revenue, cost and expenses and cash flows;
•our ability to attract, retain and recover users and maintain and grow their level of engagement;
•our ability to provide content that is useful and relevant to users’ personal taste and interests;
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
•our ability to attract and retain creators and publishers that create relevant and engaging content;
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

Note about forward-looking statements
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
Business Strategy and Growth. Our strategic decisions and efforts to expand the business, including:
•our ability to scale our business for future growth;
•our ability to attract, grow, retain, recover, and engage our user base;
•our dependence on advertising for substantially all of our revenue;
•providing content that is useful and relevant to users’ personal taste and interests;
•decisions consistent with our mission and values that may reduce our short- or medium-term operating results;
•removing objectionable content or blocking objectionable practices by advertisers or third parties;
•our ability to compete effectively for users, creators, publishers or advertisers;
•our ability to develop effective products and tools for advertisers;
•our further expansion and monetization of our platform internationally;
•effective management of our business growth;
•our acquisition of other businesses;
•our development of or investment in successful new products or improvements to existing one;
•our dependence on and ability to maintain and enhance a strong brand and reputation; and

Note about forward-looking statements
•the attraction, retention, and loss of our key personnel and other highly qualified personnel.
Data, Security and Privacy.
•actual or perceived compromises in our security;
•the data, including personal information, we receive, process, store, use, and share, which subjects us to complex and evolving governmental regulation and other legal obligations related to data privacy, data protection and other matters; and
•the development of tools to accurately measure the effectiveness of advertisements on our platform and thereby attract and maintain advertisers.
Operation of Our Business. The manner in which we operate our business, including:
•the disruption and harm from the COVID-19 pandemic outbreak, as well as potential challenges of post-pandemic recovery;
•the inherent challenges of measurements related to user metrics and other estimates; and
•our ability to maintain and scale our technology infrastructure, including the speed and availability of our service.
Third-Party Reliance. Our use and dependence on third-party businesses and products, or the impacts of third-party business and products, including:
•our dependence on online application stores and internet search engines, including their methodologies, policies, and results, to direct traffic and refer new users to our service;
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
•the requirements of being a public company;

Note about forward-looking statements
•adverse global economic and financial conditions; and
•changes in accounting principles generally accepted in the United States.
Our Common Stock. The rights, restrictions, and structure of, and actions that we may take that impact, our common stock, including:
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
Pinterest is where 450 million people around the world come each month to discover and visualize ideas for their daily activities like cooking dinner or deciding what to wear; for major commitments like remodeling a house or training for a marathon; for ongoing passions like gardening or fashion; and for milestone events like planning a wedding or a dream vacation.
Our users (who we call Pinners) often don’t have the words to describe what they want, but they know it when they see it. Images and video can communicate concepts that are impossible to convey with words. On Pinterest, people discover inspiring and personalized visual content, which we call Pins. Pins are created when users, creators, publishers and businesses save or publish images and videos to Pinterest. Pins are saved and organized into collections, which we call boards and sections.
When people use Pinterest, they interact with several surfaces, each of which offer distinct functionalities and experiences. Users can discover relevant and personalized Pins, boards, creators and brands on our Home Feed, as well as by typing a query in the search bar. Users also visually search within images by selecting specific objects inside an inspiring scene e.g., a pair of shoes in a street fashion scene. Additionally, users can search what they see in the world around them by using the Pinterest Lens camera feature to upload images to our platform - for example, taking a picture of a lighting fixture. Subsequently, users are shown Pins that are visually similar to the specific object and that may be shoppable. This experience is powered by computer vision (that can identify objects and attributes within scenes) as well as by our catalog of shoppable inventory.
Pinterest also offers organizing and planning tools so users can also curate the content they see on Pinterest. Using boards and features like sections, users can save Pins so they can easily get back to them later. Saving to boards is not only useful to a user in a planning mindset, but it brings us a depth of understanding of our user tastes and preferences that powers our organic recommendations and advertising engine.
We help users take action by connecting them to shoppable products or linking to blogs and other sites that enable them to fulfill their vision. Whether users are browsing, searching or saving ideas, there are multiple ways they can discover shoppable product Pins, which display information like price, color and size. Additionally, product Pins click through directly to a retailer's website, resulting in traffic to merchants or advertisers.
Pinterest is unique because, through our policies and product development, we've designed it to be an inspiring platform that promotes positivity and emotional well-being. These efforts also create unique value for businesses and advertisers who use our platform since they connect to users in a more inspiring, positive environment throughout the consumer journey.
Our advertising products
Pinterest reaches 450 million monthly active users. We believe the value of Pinterest’s audience to advertisers is driven not only by the number of users on our platform or their demographics, but also by how they use Pinterest. By facilitating the consumer journey from inspiration to action, Pinterest offers a full-funnel marketing solution, creating value for businesses seeking new audiences and sales.
Users come to Pinterest to be inspired – to gain inspiration for things like home decor, style or travel. This means that users come to the Pinterest platform with commercial intent, and they are often actively looking for products or services. Relevant ads can provide our users with useful and actionable content, and gives advertisers the opportunity to authentically engage with consumers. We also believe that many in-market consumers on Pinterest tend to be early in their purchase cycle and may not yet know what they want to purchase. Accordingly, we believe that consumers are open to engaging with, and learning about, brands and products with which they have less awareness.

Part I
Our full funnel advertising solution maps to the consumer buying journey on Pinterest, from building awareness and comprehension at the top of the funnel, to supporting consideration and engagement with brands in the middle of the funnel, to driving purchases at the bottom of the funnel. We help advertisers engage with consumers across a variety of verticals, with a range of consideration cycles which can be as short as the purchase of a health and beauty product to as long as planning a wedding or remodeling project. Advertisers can also use multiple ad objectives in combination to amplify the impact of their investments on the platform. Our pricing is based on campaign objectives, and advertisers measure the effectiveness of their campaigns using first and third party measurement solutions depending on their goals.
Building awareness
Our upper-funnel advertising solutions are typically utilized by advertisers looking to build their brand and drive awareness through views and impressions. Ads appear in all major surfaces, including the Home Feed, related Pins and on search. They mirror the visual style of organic Pins and are fully integrated into the design. Advertisers can leverage image and video (long and short form) ads in support of awareness objectives to capture users’ attention with sight, sound, motion and rich visual storytelling.
Supporting consideration
Our mid-funnel performance advertising solutions support consideration objectives, typically measured by clicks. When a user clicks on an ad, she will either be taken directly to the product listing or directly to the product listing page on the advertisers website. For retailers with a significant owned e-commerce property and large product catalogs, we also support mobile deep linking, enabling Pinterest mobile app users to click from a Pin directly to a product detail page within a retailer’s e-commerce app. There, a user can also pursue deeper consideration (by exploring available products and services or signing-up for memberships) and potentially transact. Advertisers frequently leverage collections ads, which further support consideration by displaying products in action using lifestyle imagery and video. Finally, by using multiple images within a single ad, Pinterest’s carousel ads format enables advertisers to help users imagine multiple interactions with, and uses of, their product or service.
Driving purchases
Our lower-funnel performance advertising solutions are typically utilized by advertisers looking to drive purchases of products or services. Advertisers frequently leverage shopping ads and standard image ads, which run in a variety of surfaces across the Pinterest website and app, to showcase content in a simple format and drive purchases. Additionally, features such as Shoppable Pins and search ads, as well as product alerts and related products, provide advertisers with more ways to drive users to action.
Our advertising system
Ad auction
Advertisers on Pinterest primarily buy ads through an auction-based system. Our ad auction allows us to serve ads to users at relevant moments while optimizing business outcomes for advertisers. Today, our advertisers can optimize their campaigns across the full funnel, including upper funnel impressions on a cost per thousand impressions (“CPM”) basis and video views on a cost per view (“CPV”) basis, mid funnel clicks ("CPC") and lower funnel conversion objectives on a cost per action (“CPA") or on an optimized cost per thousand impressions ("oCPM”) basis. Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance, user intent and creative quality.
Ad relevance
Because ads are content on Pinterest, ad relevance is powered by the same principles that drive organic recommendations. Our unique understanding of our users' taste, interests and preferences, as well as where they are in their purchase journey allows advertisers to target highly relevant ads across the full funnel.

Part I
Advertisers can also target their ads to specific demographics (locations, languages, gender, age), device types, audiences (such as existing customers or users who recently engaged with their content) and interests or keywords. Additionally, they can choose whether they want ads to show in users’ search surfaces, Home Feed or both.
Measurement
Measuring the effectiveness of digital spend is a high priority for our advertisers. Our measurement solutions are designed to help advertisers recognize the value of an investment on our platform across a variety of objectives. We enable our advertisers to meet their awareness, consideration and conversion objectives with a number of first-party tools to measure campaign effectiveness. We also have leading third-party measurement partners to validate Pinterest’s performance and measure advertiser results.
Sales and marketing
Our go-to-market approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives, from building awareness to supporting consideration to driving purchases. We serve these advertisers in customized ways depending on their size, sophistication and objectives across the full funnel. We initially built our business with large consumer packaged goods ("CPG") and retail advertisers in the United States. While this group of advertisers continues to be a significant driver of our business, we are increasingly focused on building products and tools to serve advertisers across a wide range of verticals and advertising goals. This means improving the efficiency of our ads marketplace, using more automation to optimize for advertiser value, and more effectively measuring the unique value of advertising on Pinterest. We are also focused on expanding our international advertiser base.
Marketing
We have historically been able to mainly grow our global user base with relatively low marketing costs given the strength of our global brand, the utility of our service and unpaid traffic from search engines. We also use paid marketing campaigns, including brand marketing for awareness and comprehension, as well as performance marketing campaigns focused on user and advertiser acquisition.
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
Our competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks). We compete with companies that are larger and more established such as Amazon, Meta (including Facebook and Instagram), Google (including YouTube), Snap, TikTok and Twitter. Many of these companies have significantly greater financial and human resources. We also face competition from smaller companies in one or more high-value verticals, including Allrecipes, Houzz and Tastemade, that offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well.
We face competition across almost every aspect of our business. We compete to attract, engage and retain users and their time and attention. We also compete with other platforms to attract, retain and grow our base of creators and publishers. We also compete for advertisers and advertising revenue across a variety of formats and goals, which depends on our ability to deliver compelling returns on investment. Finally, we compete for talent to attract and retain highly talented individuals, particularly people with expertise in computer vision, artificial intelligence and machine learning.

Part I
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
As of December 31, 2022, we had over 380 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 600 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
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
Government regulation
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities. For example, the forthcoming EU Digital Services Act ("DSA") will impose significant new burdens on content platforms like us.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. In addition, various countries around the world have adopted and pending legislations, including the implementation of the EU Directive on Copyright in the Digital Single Market ("EU Copyright Directive") in EU Member States which may impose additional obligations or liability on us associated with content uploaded by users to our platform.

We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), including the California Privacy Rights Act (“CPRA”) and other state laws that may take effect in 2023. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, creates new regulatory and operational requirements for processing personal data, increases requirements for security and confidentiality and provides for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of

Part I
existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

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
Seasonality
We have historically experienced seasonality in user growth, engagement and monetization on our platform. Historically, we have had lower engagement in the second calendar quarter and industry advertising spend tends to be strongest in the fourth quarter. We did not experience typical seasonal trends in 2020 and 2021 due to the COVID-19 pandemic. In 2022, we started to return to typical seasonal trends.
Talent management and development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2022, we had 3,987 full-time employees.
Inclusion and diversity
We strive to create an inclusive and diverse workplace where employees are empowered to bring their whole, authentic selves to work every day. We seek for and respect diverse perspectives which can only help us create a more inclusive and diverse product.
We seek inclusion and diversity at the highest level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. Our board of eleven directors is composed of eight independent directors. Our board as well as our leadership team is diverse in terms of gender, race, skills, expertise and experience.

We have published a diversity report since 2015 which we make publicly available on our website. We believe it is important to hold ourselves accountable to creating a diverse workforce. Our diversity report includes our current hiring goals, how we performed against the goals and our workforce demographic data.

We have also created employee resource groups that are aligned around dimensions of diversity, such as gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable opportunities for development.

Amongst other initiatives and avenues for raising concerns, we have an ombuds program intended to give every employee the opportunity to engage confidentially with neutral, trained professionals for independent support resolving conflicts in the workplace.
Employee health, safety and benefits
The success of our business is fundamentally tied to the well-being of our people. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. We temporarily closed all our offices (including our corporate headquarters) globally in 2020. We began reopening our offices in a phased manner following local government regulations and with proper

Part I
additional safety measures for employees. We also announced our flexible work model that provides employees the autonomy to live and work flexibly in the locations we have offices in, while prioritizing intentional in-person collaboration at our offices.

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include equity awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, flexible paid time off, family leave, family care resources, flexible work schedules, employee assistance programs and charitable donation matching, among many others. We continue to review and update our compensation and benefits. For example, we enhanced our family leave benefits for birthing and adoptive parents effective January 1, 2022. Because every family is unique, we offer additional benefits to parents and caregivers with newborns in neonatal intensive care, adoptive parents and people experiencing miscarriage. To promote financial wellbeing, we offer money management education, financial planning and investment services. To promote emotional wellbeing, we offer free access to mental health and wellbeing tools like Lyra, Ginger, Calm and Cleo.
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
Available information
Our website is located at www.pinterest.com, and our investor relations website is located at http://investor.pinterestinc.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investor.pinterestinc.com/ and www.pinterest.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD of the Exchange Act.
The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Part I
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
Substantially all of our revenue is generated from third-party advertising. However, we may not be able to continue to grow and scale this revenue model. Our growth strategy depends on, among other things, attracting more advertisers (including expanding our sales efforts to reach advertisers in international markets), scaling our business with existing advertisers and expanding our advertising product offerings.
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
•changes in user demographics that make us less attractive to advertisers;

Part I
•our inability to make our ads more relevant and effective;
•any decision to serve contextually relevant advertisements when the price of relevant advertisements may be lower than other advertisements that we could show users that are less relevant;
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
•users that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brands;
•the impact of invalid clicks or click fraud on our advertisements;
•the failure of our advertising auction mechanism to target and price ads effectively;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines or experience challenges uploading and conforming their advertisements with our system requirements;
•the macroeconomic conditions and the status of the advertising industry, such as the global outbreak of the COVID-19 pandemic, fear of recession, inflation, supply chain issues, and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
Our ecosystem of users and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new users or retain or recover users, or if users engage less with us, our business, revenue and financial results could be harmed.
We must attract, grow, retain and engage our users on our platform. Our active users may not grow, and may decline.
If current and potential users do not perceive their experience with our platform to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new users, retain existing users, recover past users or maintain or increase the frequency and duration of users' engagement. User engagement has and will continue to fluctuate depending on factors beyond our control. For example, although we saw a higher number of users and higher user engagement during the peak of the COVID-19 pandemic in 2020, we experienced declines in the number of users and lower levels of user engagement as the COVID-19 pandemic began to subside.
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase user engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of users. For example, in the United States, historically a substantial majority of our users have been women of ages 18-64. We may not be able to further increase the number of users in this demographic and may need to increase the number of users in other demographics, such as men and international users, in order to grow our users.
There are many other factors that could negatively affect user growth, retention and engagement, including if:
•our competitors mimic our products or product features or create more engaging platforms or products, causing users to utilize their products instead of, or more frequently than, our products;
•we do not provide a compelling user experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;

Part I
•our content is not relevant to users’ personal taste and interests;
•search queries by users do not yield relevant results;
•third parties do not permit or continue to permit their content to be displayed on our platform;
•users have difficulty or are blocked from installing, updating or otherwise accessing our platform on mobile devices or web browsers;
•there are changes in the amount of time users spend across all applications and platforms, including ours;
•users use or spend more time on other platforms that they feel are more relevant or engaging;
•we are unable to attract creators or publishers to create engaging and relevant content on our platform;
•technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;
•we are unable to successfully educate users how to utilize new products and product features that we introduce, such as live stream content, video and shopping features;
•users are located in countries with low smartphone penetration or with lack of cellular based data network since our products typically require high bandwidth data capabilities;
•changes in regulations or our contractual arrangements that adversely impact our access to, and use of, zero-rating offers or other discounts or data usage for our platform;
•we are unable to address user and advertiser concerns regarding the content, privacy and security of our platform;
•we are unable to combat spam, harassment, cyberbullying, discriminatory, political or other hostile, inappropriate, misleading, abusive or offensive content or usage on our products or services;
•users adopt new technologies that block our products or services or where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;
•third-party initiatives that may enable greater use of our platform, including low-cost or discounted data plans, are discontinued;
•merchants on Pinterest do not provide users with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase;
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
Any decrease in user growth, retention or engagement could render our platform less attractive to users or advertisers, and could harm our business, revenue and financial results.
If we are not able to continue to provide content that is useful and relevant to users’ personal taste and interests or fail to remove objectionable content or block objectionable practices by advertisers or third parties, user growth, retention or engagement could decline, which could result in the loss of advertisers and revenue.
Our success depends on our ability to provide users with content, including advertisements and shopping content, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators, publishers, advertisers, merchants and other third party partners and the manner in which we present that content to users. We may not be able to effectively compete for content on our platform or may get content that is not relevant, useful or inspiring to our users.
Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform

Part I
which may result in lower users engagement with such content. For example, we have been investing in publishing native content and short form video content on our platform. User engagement has declined and may continue to decline as we continue to learn to distribute this native and short form video content efficiently and as users learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform. We do this by deleting or hiding certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, if we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.
We regularly monitor how our advertising affects users’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to users. Therefore, we may decide to change the number of advertisements or eliminate certain types of advertisements to maintain users’ satisfaction in the service. We may make changes to our platform based on feedback provided by users or advertisers. These decisions may not produce the short-term or long-term benefits that we expect, in which case user growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
If we are unable to collect and use data either because of data privacy laws and regulations, it could impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in media attention about online privacy and data protection may motivate users to take certain actions to protect their privacy. Users may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with users’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
Since substantially all our revenue is generated from advertising, our inability to serve the volume of advertisements desired by our advertisers, may deter new or existing advertisers from using our platform which could harm our business, revenue and financial results.
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

Part I
platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by users, advertisers, creators, publishers and other third parties. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, many of our competitors have introduced shopping platforms, expanded their video-based and live shopping experiences and launched a series of features and integrations that add DIY or How To videos. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than ours. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
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
In addition to the above, we believe that our ability to compete for users depends upon many factors both within and beyond our control, including:
•the usefulness, novelty, performance and reliability of our platform compared to those of our competitors;
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

Part I
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
•positions or actions taken by us, users, advertisers or other third parties that may impact our brand and reputation or the desirability of advertising on online platforms in general; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
We may not be able to develop effective products and tools for advertisers.
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
Our ability to grow, retain and engage our user base and therefore increase our revenue depends on our ability to successfully enhance our existing products and create new products, both independently and in conjunction with platform developers or other third parties, and to do so quickly. We may introduce significant changes to our existing products or develop and introduce new and unproven products with which we have little or no prior development or operating experience. Our focus on innovation and experimentation could result in unintended outcomes or decisions that are poorly received by users. If new or enhanced products fail to engage our users, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, any of which could harm our business, revenue and financial results. We also may develop new products that may increase user engagement and costs that may not increase revenue or that may not be fully integrated into the user experience.
Further, our products often require users to learn new behaviors that may not always be intuitive to them. To the extent that new users are less willing to invest the time to learn to use our products, or if we are unable to make our products easier to learn to use, our user growth, retention or engagement could be affected, and our business, revenue and financial results could be harmed.
We continue to develop our international growth strategy and may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business and economic risks.
We continue to develop and evolve our international growth strategy and may adjust the way we expand our business operations outside the United States. We may limit our expansion or decrease our operations in certain international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. Alternatively, we may plan to enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. Further, in order to expand successfully, we need to offer content and products that are customized and relevant to local users and advertisers, which requires significant investment of time and resources.

Part I
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
•macroeconomic conditions, such as inflation, labor shortage and the COVID-19 pandemic which had an impact on the pace of our global expansion;
•compliance with multiple tax jurisdictions and management of tax impact of global operations; and
•the other risks and uncertainties described in this Annual Report on Form 10-K.
If we are unable to execute our strategy on international growth and manage the complexity of global operations successfully, our business, revenue and financial results could be harmed.
We may not be able to effectively manage the growth of our business.
Although we have experienced rapid growth and demand for our product in our initial years, we have not seen the same level of rapid growth more recently and cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results. Further, due to challenging macroeconomic conditions, we may make decisions to save costs in certain ways that adversely affect our business, operations, revenue and financial results.
Over the years, our organization has grown in number of employees and offices. We also recently announced a flexible work model and a majority of our employees are working remotely. As a result, we are required to implement more complex organizational management structures. We also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times as we transition to our recently announced flexible work model

Part I
and a majority of our employees are working remotely. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
We make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and service in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, any of which could harm our business, revenue and financial results.
We may acquire other businesses, talent or technology, which could require significant management attention, disrupt our business, dilute stockholder value and harm our business, revenue and financial results.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any acquisitions, including the integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by users, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base will be impaired and our business, revenue and financial results could be harmed.
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require users to agree to new terms of service that users do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as the boycott of Facebook and Twitter by some advertisers or allegations of the impact of social media on the mental health of users.
Our brand and reputation may also be negatively affected by the content or actions of our users that are deemed to be hostile or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond

Part I
to this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video and live streaming content. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data privacy, copyright, content, employment or other practices, workplace culture, charitable giving, product changes, product quality, litigation or regulatory action or regarding the actions of our employees, users or advertisers or other issues, may harm our brand and reputation. In addition, scrutiny of other companies in our industry, including their impact on user “screen time” or their content policies or data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter users, creators, publishers or advertisers from using our platform.
Adverse publicity, whether or not accurate, relating to events or activities attributed to us, our employees, third-party vendors, users, creators, publishers or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.
Risks related to Data, Security and Privacy
If our security is compromised, or users or advertisers believe our security has been compromised, we could lose the trust of users, creators, publishers and advertisers who may use our platform less or may stop using our platform altogether, which could harm our business, revenue and financial results.
Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties may attempt to induce our employees, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or users’, creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, that could negatively affect our products and our business.
Some third parties, including advertisers and vendors, may store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, users’ data may be improperly accessed, used or disclosed. Even if these third parties take all the necessary precautions, their networks may still suffer a breach, which could compromise the data we share with them.
Any incidents where users’, creators', publishers', advertisers' or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected users regarding security incidents, and government authorities or affected users, creators, publishers or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of users, creators, publishers and advertisers is important to sustain user growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent any security incidents. Concerns over our information security or data privacy practices, whether actual or unfounded, could subject us to negative publicity and damage our brand and reputation and deter users, creators, publishers and advertisers from using our platform. Any of these occurrences could harm our business, revenue and financial results.
Our ability to attract and retain advertisers depends on our ability to collect and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.

Part I
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
Many existing advertiser tools that measure the effectiveness of advertising do not account for the role of advertising early in a user's decision-making process, which is when many users come to our platform. Instead, these tools measure the last ad or content that was exposed to the user that gets credit for influencing any user’s purchase or action. As a result, we may not be able to demonstrate and measure for our advertisers the value of engaging with a user during the early intent phase.
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
All these restrictions described above make it more difficult for us to provide the most relevant ads to our users, measure the effectiveness of, and to re-target and optimize, advertising on our platform. This may result in advertisers spending less or not at all, on our platform and prefer larger platforms like Facebook and Google that have more capabilities to help advertisers measure their conversions.
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

Part I
storing, sharing, use, processing, disclosure and protection of personal information and other data from users, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or conflict with other rules.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. The validity of data transfer mechanisms and these additional safeguards remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield, the potential invalidation of other data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the CPRA which went into effect in 2023 and significantly modifies the CCPA, has led to further uncertainty and requires us to incur additional costs and expenses. A few other states have also enacted privacy laws similar to the CPRA, which become operative in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, may result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we may become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA, CPRA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we may face challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices and limit our ability to deliver personalized advertising. Public statements against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
Any significant change to applicable laws, regulations or industry practices, or to interpretations of existing laws and regulations, regarding the use or disclosure of users’ data, or regarding requirements around obtaining consent from users for the use and disclosure of such data, could require us to modify our products to allow for limited data use, possibly in a material manner, and may limit our ability to develop new products that make use of the data that users voluntarily share. There currently are a number of proposals pending before federal, state and foreign legislative and regulatory bodies. In addition, some countries are considering or have passed legislation implementing data protection requirements or

Part I
requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our service, particularly as we expand our operations internationally.
Risks related to our Business Operations
Our business depends on our ability to maintain and scale our technology infrastructure, including speed and availability of our service.
Our reputation and ability to attract, retain and serve users, content creators and advertisers is dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. From time to time, we are subject to interruptions in or disruptions of our systems. If our platform is unavailable when users, content creators or advertisers attempt to access it, if it does not load as quickly as they expect or if their content is not saved, users may not return to our platform as often in the future, or at all.
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content creator and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, which could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
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
We currently depend on the continued services and performance of our key personnel, including Benjamin Silbermann, Bill Ready and others. Mr. Silbermann’s and Mr. Ready's employment, and the employment of our other key personnel, is at

Part I
will, which means they may resign or be terminated for any reason at any time. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our key engineering, design, marketing, sales and product development personnel, could disrupt our operations and harm our business. This risk is particularly heightened in an environment where companies, including us, slow down hiring or reduce their workforce and will continue to find ways to further reduce costs due to macroeconomic conditions.
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
Further, our ongoing efforts to address workplace culture concerns (including to meet the goals we set in our Inclusion and Diversity Reports), implement the recommendations of the Special Committee of our Board and the terms of the settlement agreement with respect to certain derivative lawsuits and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if our efforts are unsuccessful, we may not be able to attract and retain talent, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed.
Additionally, we began re-opening our offices. We also announced our long-term flexible work model which provides for a more distributed workforce. Our new future work strategy, including our efforts related to employee onboarding, training and development and retention may not be successful. Further, our future work strategy may continue to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
Risks arising from our reliance on third parties
We depend in part on online application stores and internet search engines to direct traffic and refer new users to our platform. When these online application stores or search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or when our search results page rankings decline for other reasons, traffic to our platform or user growth, retention and engagement has declined and could decline in the future, any of which could harm our business, revenue and financial results.
We depend in part on internet search engines, such as Bing, Google and Yahoo!, to direct a significant amount of traffic to our platform. For example, when a user types a query into a search engine, we may receive traffic and acquire new users when those search results include Pins, boards, users and other features of our platform that cause the user to click on the Pinterest result or create a Pinterest account. These actions grow our users due to signups of new users and increase retention and engagement of existing users.
Our ability to maintain and increase the number of users directed to our platform from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index and the format in which content is indexed) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results or negatively impacted by the format in which our search results appear, leading to a decrease in traffic to our platform, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, throughout 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, certain third parties offer browser extensions that give users

Part I
the option to remove Pinterest from their search engine recommendations. Further, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in users' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our platform, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we may increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of users directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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
A significant number of users access their accounts on our platform using a third-party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if users are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent users from accessing their accounts on our platform through those logins, users may be unable to access our platform. In addition, third-party log-in providers may institute policies that restrict us from both communicating with users or identifying with users. As a result of these actions, user growth, retention and engagement on our platform has been and could be adversely affected in the future, even if for a temporary period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.We depend on Amazon Web Services for the vast majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of Amazon Web Services could negatively affect our operations and harm our business, revenue and financial results.
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
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and our business could be harmed. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. If users, creators, publishers or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose users, creators, publishers or advertisers and could harm our business and reputation.
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
We must effectively operate with mobile operating systems, web browsers, online application stores, networks, regulations and standards, which we do not control. Changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards may harm user retention, growth and engagement.
Because our platform is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any changes to these operating systems, browsers or the online stores distributing our application that impact the accessibility, speed or functionality of our service or give preferential treatment to

Part I
competitive products, could harm usage of our platform. Some of our competitors that control the operating systems, browsers and online stores that our application runs on, or is distributed through, could make interoperability of our service with those systems, browsers and stores more difficult. In addition, new products we introduce may take longer to function with these systems and browsers.
If we are unable to deliver consistent, high-quality user experiences across different devices with different operating systems, user growth, retention or engagement may decline, which could harm our business, revenue and financial results.
The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and services and increase our cost of doing business. Regulatory changes could limit users’ ability to access our service or make our platform a less attractive alternative to our competitors’ platforms and cause our user growth, retention or engagement to decline, which could harm our business, revenue and financial results.
If it becomes more difficult for users to access and use our service on their browsers or mobile devices, if users choose not to access or use our platform on their mobile devices, or if users choose to use mobile products that limit access to our platform, user growth, retention and engagement may decline, which could harm our business, revenue and financial results.
We rely on software, technologies and related services from other parties, and problems in their use, access or performance could increase our costs and harm our business, revenue and financial results.
We rely on software, technologies and related services from third parties to operate critical functions of our business. Third-party technologies or services that we utilize may become unavailable due to a variety of reasons, including outages, interruptions or failure to perform under our agreement. Unexpected delays in their availability or function can, in turn, affect the use or availability of our platform. Further, third-party software and service providers may no longer provide such software and services on commercially reasonable terms or may fail to properly maintain or update their software. In such instances, we may be required to seek licenses to software or services from other parties or to redesign our products to function with new software or services. This could result in delays in the release of new products until equivalent technology can be identified, licensed or developed, and integrated into our platform and services. Furthermore, we might be forced to limit the features available in our current or future products. These occurrences, delays and limitations, if they occur, could harm our business, revenue and financial results.
Technologies have been developed that can block the display of our ads, which could harm our business, revenue and financial results.
Technologies have been developed, and will likely continue to be developed, that can block the display of our ads. We generate substantially all of our revenue from advertising, and ad blocking technologies may prevent the display of certain of our ads, which could harm our business, revenue and financial results. Existing ad blocking technologies that have not been effective on our platform may become effective as we make certain product changes, and new ad blocking technologies may be developed. More users may choose to use products that block or obscure the display of our ads if we are unable to successfully balance the amount of organic content and paid advertisements, or if users’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising and harm our business, revenue and financial results.
Risks relating to legal and regulatory matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of

Part I
our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.
Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. For example, the EU Directive on Copyright in the Digital Single Market (EU Copyright Directive) has been implemented in several EU member states and expands the liability scheme for online sharing-content platforms and imposes additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, aimed at limiting the scope of protections available to online services and/or that further impose new obligations in areas affecting our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to minors, and other forms of unlawful content and/or online harm. For example, the EU Digital Services Act (“DSA”), imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms which will create additional burden on operations, product, engineering and business teams as well as compliance costs. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, and/or our litigation costs. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.
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
Any new legislation or changes to existing legislation may be difficult to comply with in a timely and comprehensive fashion and may expose our business, users, or employees to increased fees and costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our platform, we could be required to expend significant resources to try to comply with the new rules or incur liability and our business, revenue and financial results could be harmed
Action by governments to restrict access to our product or certain of our products in their countries could harm our business, revenue and financial results.
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our platform if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in countries such as China, India and Kazakhstan. Other governments may seek to restrict access to or block our platform, prohibit or block the hosting of certain content available through our platform, or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. We may also decide to stop offering our platform in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our platform. If prohibitions or restrictions are imposed on our platform, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of

Part I
existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
We could become involved in legal disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, including class action lawsuits, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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
From time to time, we receive letters from patent holders alleging that some of our products infringe their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from holders of copyrighted content alleging infringement of their intellectual property rights, including DMCA take-down requests. Our technologies and content, including the content that users pin to our service, may not be able to withstand such third-party claims.
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

Part I
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
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress may consider legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions will be effective for the tax year after December 31, 2022 and may materially affect our financial position and results of operations.
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

Part I
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies like ours.
We have incurred operating losses in the past, may increase our costs and operating expenses, may incur operating losses in the future and may not maintain profitability.
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $96.0 million and $128.3 million for the years ended December 31, 2022 and 2020, respectively and net income of $316.4 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $2,114.7 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
We incur high operating expenses and may increase our operating expenses in the future as we continue to evolve or expand our business and operations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods. We have significant unrecognized share-based compensation expense, which we expect to recognize over the next several years. In addition, we have entered into certain non-cancelable commitments that limit our ability to reduce our cost and expenses in the future. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements." Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving or maintaining profitability on either a quarterly or annual basis.
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
•our ability to generate revenue from our platform;
•our ability to improve or maintain gross margins;
•the number and relevancy of advertisements shown to users;
•the relevancy of content shown to users;
•the manner in which users engage with different products, where certain products may cause us to generate less revenue
•downward pressure on the pricing of our advertisements;
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

Part I
•changes in measurement of our metrics;
•costs associated with the technical infrastructure used to operate our business, including hosting services;
•fluctuations in the amount of share-based compensation expense;
•fluctuations, caused by stock price volatility, in the amount we spend to fund tax withholding and remittance obligations related to the vesting and settlement of RSUs as we transitioned to net settle such RSUs; and
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Annual Report on Form 10-K.
User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.
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
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including false, spam and malicious automation accounts in existence on our platform. We make efforts to regularly deactivate false, spam and malicious automation accounts that violate our terms of service, and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our platform. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts and we intend to continue to make such improvements, but there is no guarantee as to the accuracy of these estimates. In addition, users are not prohibited from having more than one account on our platform, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
In addition, some of our user demographic data may be incomplete or inaccurate. For example, because users self-report their date of birth, our age-demographic data may differ from users’ actual ages, or be unavailable. We receive age-demographic data for a portion of those users from other third-party accounts that users chose to authenticate with on our platform, such as Facebook and Google, but there can be no assurance that those platforms will continue to give us permission to access that data or that the data we receive from those third parties is accurate. In addition, our data regarding the geographic location of users and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
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

Part I
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
As of December 31, 2022, we had federal, California and other state net operating loss carryforwards of $3,636.5 million, $551.8 million and $1,501.5 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will

Part I
continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
Adverse global economic and financial conditions could harm our business and financial condition.
Adverse global economic and financial events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine, inflation, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us. We may not perform well in adverse macroeconomic conditions and they could negatively impact our business and financial condition.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value.
Although our board of directors has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could also affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program would diminish our cash reserves.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.0% of the voting power of our outstanding capital stock as of December 31, 2022. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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

Part I
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

Part I
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
•adoption and trading under a stock repurchase program;
•if we are unable to address any workplace culture related issues (including to meet the goals we set in our Inclusion and Diversity Report that we publish periodically);
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

Part I
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,882,494,249 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
•certain amendments to our amended and restated certificate of incorporation will require the approval of 66⅔% of the then-outstanding voting power of our capital stock;
•approval of 66⅔% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;
•our stockholders can take action only at a meeting of stockholders and not by written consent;
•vacancies on our board of directors can be filled only by our board of directors and not by stockholders;

Part I
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

Part I
Item 1B. Unresolved staff comments
None.
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California, where we occupy approximately 350,000 square feet of leased office space, excluding leases we have ceased to use. As of December 31, 2022, we maintained offices in various locations in the United States and internationally totaling approximately 681,000 square feet. We believe that our facilities are sufficient for our existing needs.
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
Holders of record
As of January 31, 2023, there were 137 stockholders of record of our Class A common stock and 57 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered sales of equity securities and use of proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the year ended December 31, 2022:

Part II

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
April 1 - April 30, 2022	—	$—	—	$—
May 1 - May 31, 2022	17,941	22.91	—	—
June 1 - June 30, 2022	40,978	18.18	—	—
July 1 - July 31, 2022	—	—	—	—
August 1 - August 31, 2022	17,942	21.77	—	—
September 1 - September 30, 2022 (2)	121,970	24.76	—	—
October 1 - October 31, 2022	22,430	22.97	—	—
November 1 - November 30, 2022	17,941	24.38	—	—
December 1 - December 31, 2022	131,749	24.44	—	—
Total	370,951	$23.56	—	$—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)The average price paid per share was incorrectly disclosed as $23.30 in Form 10-Q for the quarterly period ended September 30, 2022.
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock over the next 12 months. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in other such manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time.
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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Dow Jones Internet Composite Index (DJINET Composite Index). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on April 18, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2022. The graph uses the closing market price on April 18, 2019 of $24.40 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Part II

Item 6. [Reserved]

Part II
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview of 2022 results
Our key financial and operating results as of and for the year ended December 31, 2022 are as follows:
•Revenue was $2,802.6 million, an increase of 9% compared to 2021.
•Monthly active users ("MAUs") were 450 million, an increase of 4% compared to December 31, 2021.
•Share-based compensation expense was $497.1 million, an increase of $81.7 million compared to 2021.
•Total costs and expenses were $2,904.3 million.
•Loss from operations was $101.7 million.
•Net loss was $96.0 million.
•Adjusted EBITDA was $441.9 million.
•Cash, cash equivalents and marketable securities were $2,698.2 million.
•Headcount was 3,987.
Beginning in the first quarter of 2022, we updated the presentation of our key metrics by presenting U.S. and Canada, Europe and Rest of World separately. We believe our revised presentation provides additional details on the relative maturity of these regions we previously included within International. Specifically, we wanted to provide additional disclosure on Europe given the relative maturity of the region. As a result, we presented Canada with the U.S. given the relative maturity of our business in Canada and the similarity of the U.S. and Canada advertising markets. For comparability, we provided revenue, MAUs and ARPU data from the fourth quarter of 2020 to the fourth quarter of 2021 on the same basis.
Macroeconomic conditions, such as inflation, supply chain issues, changes in foreign currency exchange rates, competition from other platforms and other risks and uncertainties have impacted, and all or some of these factors may continue to impact, advertiser demand, user growth, user engagement, and our business, operations and financial results. See "Risk Factors" and "Note About Forward-Looking Statements” for additional details.

Part II
Trends in user metrics
Monthly Active Users. We define a monthly active user as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs does not include Shuffles users unless they would otherwise qualify as MAUs. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
Quarterly monthly active users
(in millions)

Part II
Note: U.S. and Canada, Europe and Rest of World may not sum to Global due to rounding. Europe includes Russia and Turkey for our reporting of Revenue, MAUs and ARPU by geographic region.
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. We actively monitor the relationship of WAUs to MAUs, which has stayed relatively consistent over time. As of December 31, 2022, the proportion of WAUs to MAUs was 61%.
As of December 31, 2022, global MAUs increased compared to December 31, 2021 as the negative impacts on user growth from the COVID-19 pandemic unwind and the November 2021 changes in search engine algorithms have subsided.
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

Part II

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
Average Revenue per User (“ARPU”). We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue‑generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. Our ARPU in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.

Quarterly average revenue per user

Part II
For the year ended December 31, 2022, global ARPU was $6.36, which represents an increase of 10% compared to the year ended December 31, 2021. For the year ended December 31, 2022, U.S. and Canada ARPU was $24.38, an increase of 16%, Europe ARPU was $3.23, an increase of 7%, and Rest of World ARPU was $0.43, an increase of 49% compared to the year ended December 31, 2021.
We use MAUs and ARPU to assess the growth and health of the overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.

Part II
Non-GAAP financial measure
To supplement our consolidated financial statements presented in accordance with GAAP, we consider Adjusted EBITDA, a financial measure which is not based on any standardized methodology prescribed by GAAP.
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes, non-cash charitable contributions, and for the third quarter of 2020, a one-time payment for the termination of a future lease contract.
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

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(96,047)	$316,438	$(128,323)
Depreciation and amortization	46,489	27,500	36,988
Share-based compensation	497,123	415,382	321,020
Interest income	(30,943)	(4,204)	(16,119)
Interest expense and other (income) expense, net	15,210	9,420	635
Provision for income taxes	10,103	4,533	1,303
Non-cash charitable contributions	—	45,300	—
Termination of future lease contract	—	—	89,500
Adjusted EBITDA(1)	$441,935	$814,369	$305,004

(1)Non-cash charitable contributions of $2.7 million were not excluded from Adjusted EBITDA for the year ended December 31, 2020 as these were not material.

Part II
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
Sales and marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing, and customer service functions, advertising and promotional expenditures, professional services, amortization of acquired intangible assets and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income, interest expense and other income (expense), net, provision for income taxes, non-cash charitable contributions, and for the third quarter of 2020, a one-time payment for the termination of a future lease contract. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Part II
Results of operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,802,574	$2,578,027	$1,692,658
Costs and expenses (1):
Cost of revenue	678,597	529,320	449,358
Research and development	948,980	780,264	606,194
Sales and marketing	933,133	641,279	442,807
General and administrative	343,541	300,977	336,803
Total costs and expenses	2,904,251	2,251,840	1,835,162
Income (loss) from operations	(101,677)	326,187	(142,504)
Interest income	30,943	4,204	16,119
Interest expense and other income (expense), net	(15,210)	(9,420)	(635)
Income (loss) before provision for income taxes	(85,944)	320,971	(127,020)
Provision for income taxes	10,103	4,533	1,303
Net income (loss)	$(96,047)	$316,438	$(128,323)
Adjusted EBITDA (2)	$441,935	$814,369	$305,004

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$7,629	$7,438	$7,865
Research and development	324,161	309,715	218,718
Sales and marketing	99,467	52,691	35,645
General and administrative	65,866	45,538	58,792
Total share-based compensation	$497,123	$415,382	$321,020
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	24	21	27
Research and development	34	30	36
Sales and marketing	33	25	26
General and administrative	12	12	20
Total costs and expenses	104	87	108
Income (loss) from operations	(4)	13	(8)
Interest income	1	—	1
Interest expense and other income (expense), net	(1)	—	—
Income (loss) before provision for income taxes	(3)	12	(8)
Provision for income taxes	—	—	—
Net income (loss)	(3)%	12%	(8)%

Part II
Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Revenue	$2,802,574	$2,578,027	9%
Revenue for the year ended December 31, 2022 increased by $224.5 million compared to the year ended December 31, 2021. Revenue growth was driven by a 10% increase in ARPU and offset by a 1% decrease in average MAUs for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The number of advertisements served increased by 17% while the price of advertisements decreased 7% as compared to the year ended December 31, 2021.
For the year ended December 31, 2022 compared to the year ended December 31, 2021, revenue based on our estimate of the geographic location of our users increased by 8% in the U.S. and Canada to $2,309.3 million driven by a 16% increase in U.S. and Canada ARPU offset by a 6% decrease in average U.S. and Canada MAUs. Europe revenue increased by 4% to $397.9 million primarily due to an increase in the number of advertisements served offset by foreign exchange and macroeconomic headwinds, and Rest of World revenue increased by 52% to $95.3 million driven by an 49% increase in Rest of World ARPU.
Cost of revenue

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Cost of revenue	$678,597	$529,320	28%
Percentage of revenue	24%	21%
Cost of revenue for the year ended December 31, 2022 increased by $149.3 million compared to the year ended December 31, 2021. The increase was primarily due to higher absolute hosting costs due to higher compute utilization and an $8.0 million increase in amortization of acquired intangible assets.
Research and development

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Research and development	$948,980	$780,264	22%
Percentage of revenue	34%	30%
Research and development for the year ended December 31, 2022 increased by $168.7 million compared to the year ended December 31, 2021. The increase was primarily due to a 20% increase in average headcount, which drove higher personnel expenses, a $14.4 million increase in share-based compensation expense, as well as higher allocated facilities costs and outsourced services.

Part II
Sales and marketing

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Sales and marketing	$933,133	$641,279	46%
Percentage of revenue	33%	25%
Sales and marketing for the year ended December 31, 2022 increased by $291.9 million compared to the year ended December 31, 2021. The increase was primarily due to an $82.0 million increase in marketing expenses; higher personnel expenses due to a 24% increase in average headcount and $11.1 million of severance and related payments resulting from the departure of certain key employees of The Yes; $46.8 million of share-based compensation expense, which includes $22.9 million of share-based compensation expense resulting from the departure of certain key employees of The Yes; higher outsourced services costs; and a $15.5 million increase in amortization of acquired intangible assets.
General and administrative

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
General and administrative	$343,541	$300,977	14%
Percentage of revenue	12%	12%
General and administrative for the year ended December 31, 2022 increased by $42.6 million compared to the year ended December 31, 2021. The increase was primarily due to a 20% increase in average headcount, which drove higher personnel expenses, as well as a $20.3 million increase in share-based compensation expense primarily due to options and restricted stock awards granted to our new Chief Executive Officer, as well as higher allocated facilities, taxes and bad debt expenses offset by $45.3 million of non-cash charitable contributions made in 2021.
Other income (expense), net

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Interest income	$30,943	$4,204	636%
Interest expense and other income (expense)	(15,210)	(9,420)	61%
Other income (expense), net	$15,733	$(5,216)	(402)%
Other income (expense), net for the year ended December 31, 2022 increased by $20.9 million compared to the year ended December 31, 2021. The increase was primarily due to higher returns on our cash equivalents and marketable securities offset by foreign currency exchange losses.
Provision for income taxes

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Provision for income taxes	$10,103	$4,533	123%
Provision for income taxes was primarily due to income generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented and for the year ended December 31, 2022 includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.

Part II
Net income (loss) and adjusted EBITDA

	Year Ended December 31,
	2022	2021	% change
	(in thousands)
Net income (loss)	$(96,047)	$316,438	(130)%
Adjusted EBITDA	$441,935	$814,369	(46)%
Net loss for the year ended December 31, 2022 was $96.0 million, as compared to net income of $316.4 million for the year ended December 31, 2021. Adjusted EBITDA was $441.9 million for the year ended December 31, 2022, as compared to $814.4 million for the year ended December 31, 2021, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Liquidity and capital resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2022, we had $2,698.2 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2022, $110.5 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
The 2022 revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. The 2022 revolving credit facility also contains a financial maintenance covenant: a maximum net leverage ratio of consolidated debt to consolidated EBITDA no greater than 3.50 to 1.00, subject to an increase up to 4.00 to 1.00 for a certain period following an acquisition. The obligations under the 2022 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets. There are no amounts outstanding under this facility as of December 31, 2022.
We believe our existing cash, cash equivalents and marketable securities and amounts available under the 2022 revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future. We may elect to raise additional capital through the sale of additional equity to fund our future needs beyond the next 12 months.
Our material cash requirements include our $2,357.1 million commitment with Amazon Web Services, for which we are not subject to annual purchase commitments, and our $270.6 million of operating lease obligations, of which $59.0 million is due within the next 12 months.
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock over the next 12 months. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or

Part II
in other such manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time.
For the years ended December 31, 2022, 2021 and 2020, our net cash flows were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$469,202	$752,907	$28,826
Investing activities	$(128,245)	$(25,858)	$(47,623)
Financing activities	$(148,927)	$22,162	$19,638
Operating activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $283.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to decrease in our net income (loss) offset by an increase in collections of accounts receivable.
Investing activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $102.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the acquisition of The Yes Platform, Inc., increased purchases of property and equipment and intangible assets, and a net increase in marketable securities.
Financing activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs and proceeds from the exercise of stock options. Net cash used in financing activities increased by $171.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter of 2022.
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

Part II
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

Part II
Item 7A. Quantitative and qualitative disclosures about market risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020.
Interest rate risk
As of December 31, 2022, we held cash, cash equivalents and marketable securities of $2,698.2 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $5.2 million and $5.4 million as of December 31, 2022 and 2021, respectively.

Part II
Item 8. Financial statements and supplementary data
Pinterest, Inc.
Index to consolidated financial statements

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2023, expressed an unqualified opinion thereon.
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

Part II
Revenue recognition

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company generates revenue by delivering ads on the Pinterest website and mobile application. Revenue is recognized after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis, views an ad contracted on a cost per thousand impressions basis or views a video ad contracted on a cost per view basis.
The Company’s revenue recognition process utilizes complex proprietary systems and tools for the initiation, processing, and recording of a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which require significant audit effort. Also, the identification and evaluation of non-standard terms and conditions requires incremental judgements to determine the distinct performance obligations and potential impact to the timing of revenue recognition.

How We Addressed the Matter in Our Audit
With the support of our information technology professionals, we identified and tested the relevant systems and tools used for the determination of initiation and processing of advertisements and recording of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems. We further obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of non-standard terms and conditions and the resulting impact on timing and amount of revenue recognition.
To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing systems, and comparing revenue recognized to accounts receivables and cash receipts. Additionally, we examined standard customer terms and conditions and we selected a sample of non-standard contractual arrangements to test that all material distinct performance obligations were identified and to test the timing and amount of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 6, 2023

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on internal control over financial reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 6, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 6, 2023

Part II
Pinterest, Inc.
Consolidated balance sheets
(In thousands, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,611,063	$1,419,630
Marketable securities	1,087,164	1,060,488
Accounts receivable, net of allowances of $12,672 and $8,282 as of December 31, 2022 and 2021, respectively	681,532	653,355
Prepaid expenses and other current assets	74,918	48,090
Total current assets	3,454,677	3,181,563
Property and equipment, net	59,575	53,401
Operating lease right-of-use assets	206,253	227,912
Goodwill and intangible assets, net	124,822	61,115
Other assets	17,403	13,247
Total assets	$3,862,730	$3,537,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,920	$17,675
Accrued expenses and other current liabilities	292,611	242,131
Total current liabilities	380,531	259,806
Operating lease liabilities	178,694	209,181
Other liabilities	21,851	29,508
Total liabilities	581,076	498,495
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 593,918 and 568,228 shares issued and outstanding as of December 31, 2022 and 2021, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 89,284 and 88,644 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	7
Additional paid-in capital	5,407,724	5,059,528
Accumulated other comprehensive loss	(11,419)	(2,181)
Accumulated deficit	(2,114,658)	(2,018,611)
Total stockholders’ equity	3,281,654	3,038,743
Total liabilities and stockholders’ equity	$3,862,730	$3,537,238

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,802,574	$2,578,027	$1,692,658
Costs and expenses:
Cost of revenue	678,597	529,320	449,358
Research and development	948,980	780,264	606,194
Sales and marketing	933,133	641,279	442,807
General and administrative	343,541	300,977	336,803
Total costs and expenses	2,904,251	2,251,840	1,835,162
Income (loss) from operations	(101,677)	326,187	(142,504)
Interest income	30,943	4,204	16,119
Interest expense and other income (expense), net	(15,210)	(9,420)	(635)
Income (loss) before provision for income taxes	(85,944)	320,971	(127,020)
Provision for income taxes	10,103	4,533	1,303
Net income (loss)	$(96,047)	$316,438	$(128,323)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.14)	$0.49	$(0.22)
Diluted	$(0.14)	$0.46	$(0.22)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	665,732	640,030	596,264
Diluted	665,732	691,651	596,264

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of comprehensive income (loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(96,047)	$316,438	$(128,323)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(8,334)	(4,252)	1,670
Change in foreign currency translation adjustment	(904)	(409)	163
Comprehensive income (loss)	$(105,285)	$311,777	$(126,490)

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of stockholders’ equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	569,904	$6	$4,229,778	$647	$(2,206,726)	$2,023,705
Release of restricted stock units and issuance of restricted stock awards, net	22,169	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(56,894)	—	—	(56,894)
Issuance of common stock for cash upon exercise of stock options, net	34,149	—	78,282	—	—	78,282
Issuance of common stock related to charitable contributions	150	—	2,748	—	—	2,748
Share-based compensation	—	—	321,020	—	—	321,020
Other comprehensive income	—	—	—	1,833	—	1,833
Net loss	—	—	—	—	(128,323)	(128,323)
Balance as of December 31, 2020	626,372	$6	$4,574,934	$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units and issuance of restricted stock awards, net	21,944	1	—	—	—	1
Issuance of common stock for cash upon exercise of stock options, net	7,806	—	23,912	—	—	23,912
Issuance of common stock related to charitable contributions	750	—	45,300	—	—	45,300
Share-based compensation	—	—	415,382	—	—	415,382
Other comprehensive loss	—	—	—	(4,661)	—	(4,661)
Net income	—	—	—	—	316,438	316,438
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	17,435	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(161,809)	—	—	(161,809)
Issuance of common stock for cash upon exercise of stock options, net	8,895	—	12,882	—	—	12,882
Share-based compensation	—	—	497,123	—	—	497,123
Other comprehensive loss	—	—	—	(9,238)	—	(9,238)
Net loss	—	—	—	—	(96,047)	(96,047)
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of cash flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(96,047)	$316,438	$(128,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,489	27,500	36,988
Share-based compensation	497,123	415,382	321,020
Non-cash charitable contributions	—	45,300	2,748
Other	(13,889)	9,607	8,332
Changes in assets and liabilities:
Accounts receivable	(28,856)	(88,862)	(253,173)
Prepaid expenses and other assets	(30,214)	(14,727)	4,128
Operating lease right-of-use assets	56,024	43,995	41,898
Accounts payable	70,777	(33,451)	15,721
Accrued expenses and other liabilities	20,627	82,435	23,647
Operating lease liabilities	(52,832)	(50,710)	(44,160)
Net cash provided by operating activities	469,202	752,907	28,826
Investing activities
Purchases of property and equipment and intangible assets	(28,984)	(9,031)	(17,401)
Purchases of marketable securities	(1,028,480)	(1,104,087)	(1,216,260)
Sales of marketable securities	7,417	274,654	265,422
Maturities of marketable securities	1,007,861	849,520	920,300
Acquisition of business, net of cash acquired	(86,059)	(36,914)	—
Other investing activities	—	—	316
Net cash used in investing activities	(128,245)	(25,858)	(47,623)
Financing activities
Proceeds from exercise of stock options, net	12,882	23,912	78,282
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(161,809)	—	(56,894)
Payment of deferred offering costs and other financing activities	—	(1,750)	(1,750)
Net cash (used in) provided by financing activities	(148,927)	22,162	19,638
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,434)	(1,058)	327
Net increase in cash, cash equivalents and restricted cash	190,596	748,153	1,168
Cash, cash equivalents and restricted cash, beginning of period	1,427,064	678,911	677,743
Cash, cash equivalents and restricted cash, end of period	$1,617,660	$1,427,064	$678,911

Supplemental cash flow information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$31,515	$118,977	$15,089

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,611,063	$1,419,630	$669,230
Restricted cash included in prepaid expenses and other current assets	1,067	1,137	571
Restricted cash included in other assets	5,530	6,297	9,110
Total cash, cash equivalents and restricted cash	$1,617,660	$1,427,064	$678,911
The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Notes to consolidated financial statements
1. Description of business and summary of significant accounting policies
Description of business
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
Deferred revenue was not material as of December 31, 2022 and 2021.

Part II
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
Share-based compensation
Restricted stock units ("RSUs") granted under our 2009 Stock Plan (the "2009 Plan") are subject to both a service condition, which is typically satisfied over four years, and a performance condition, which was deemed satisfied upon the pricing of our initial public offering ("IPO"). We did not record any share-based compensation expense for our RSUs prior to our IPO because the performance condition had not yet been satisfied. Upon pricing our IPO, we recorded cumulative share-based compensation expense using the accelerated attribution method for those RSUs granted under our 2009 Plan for which the service condition had been satisfied at that date. We record the remaining unrecognized share-based compensation expense over the remainder of the requisite service period.
RSUs, restricted stock awards ("RSAs"), and stock options granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are subject only to a service condition, which is typically satisfied over four years. We record share-based compensation expense for these RSUs, RSAs and stock options on a straight-line basis over the requisite service period.
We measure RSUs and RSAs based on the fair market value of our common stock on the grant date and stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model. We record the resulting expense in our consolidated statements of operations over the requisite service period, which is generally four years, and we account for forfeitures as they occur.
Income taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce deferred tax assets to the amounts we believe it is more likely than not we will be able to realize. We recognize tax benefits from uncertain tax positions when we believe it is more likely than not that the tax position is sustainable on examination by tax authorities based on its technical merits. We recognize taxes on Global Intangible Low-Taxed Income as incurred.
Advertising expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $139.7 million, $94.7 million and $30.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We classify our marketable securities as available-for-sale investments in our current assets because they are available for use to support current operations. We carry our marketable investments at fair value and record unrealized gains or losses, net of taxes, in accumulated other comprehensive loss in stockholders’ equity. We determine realized gains and losses on the sale of marketable investments using a specific identification method and record these and any expected credit losses in interest expense and other income (expense), net.

Part II
Fair value measurements
We account for certain assets and liabilities at fair value, which is the amount we believe market participants would be willing to receive to sell an asset or pay to transfer a liability in an orderly transaction. We categorize these assets and liabilities into the three levels below based on the degree to which the inputs we use to measure their fair values are observable in active markets. We use the most observable inputs available to us when measuring fair value.
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
Leases and operating lease incremental borrowing rate
We lease office space under operating leases with expiration dates through 2033. We determine whether an arrangement constitutes a lease at inception and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement and we do not allocate consideration between lease and non-lease components.
For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

Part II
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
We review our property and equipment and intangible assets for impairment whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. We measure recoverability by comparing an asset’s carrying value to the future undiscounted cash flows that we expect it to generate. If this test indicates that the asset’s carrying value is not recoverable, we record an impairment charge to reduce the asset’s carrying value to its fair value. In the fourth quarter of 2022 we recorded $9.4 million of impairment charges for acquired intangible assets. We did not record any other material property and equipment or intangible asset impairments during the periods presented.
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
Foreign currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity. We record foreign exchange gains and losses in interest expense and other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
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

Part II
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2022, 2021 and 2020.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2022, 2021 and 2020.
2. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$474,365	$—	$—	$474,365
Money market funds	1,017,191	—	—	1,017,191
Commercial paper	111,996	—	(21)	111,975
Corporate bonds	1,542	—	—	1,542
U.S. treasury securities	5,988	2	—	5,990
Total cash and cash equivalents	1,611,082	2	(21)	1,611,063
Marketable securities:
Corporate bonds	370,445	172	(7,542)	363,075
Commercial paper	241,407	71	(286)	241,192
U.S. treasury securities	244,056	33	(1,173)	242,916
Certificates of deposit	158,607	60	(421)	158,246
Municipal securities	28,029	4	(584)	27,449
Non-U.S. government and supranational bonds	23,228	—	(629)	22,599
U.S. agency bonds	31,695	40	(48)	31,687
Total marketable securities	1,097,467	380	(10,683)	1,087,164
Total	$2,708,549	$382	$(10,704)	$2,698,227

Part II

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$589,156	$—	$—	$589,156
Money market funds	711,188	—	—	711,188
Commercial paper	114,972	4	—	114,976
Corporate bonds	4,310	—	—	4,310
Total cash and cash equivalents	1,419,626	4	—	1,419,630
Marketable securities:
Corporate bonds	450,746	181	(1,510)	449,417
Commercial paper	247,623	15	(78)	247,560
U.S. treasury securities	189,325	19	(334)	189,010
Certificates of deposit	82,504	19	(37)	82,486
Municipal securities	49,470	11	(150)	49,331
Non-U.S. government and supranational bonds	41,812	3	(131)	41,684
U.S. agency bonds	1,000	—	—	1,000
Total marketable securities	1,062,480	248	(2,240)	1,060,488
Total	$2,482,106	$252	$(2,240)	$2,480,118
Our allowance for credit losses for our marketable securities was not material as of December 31, 2022 and 2021.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2022
Due in one year or less	$951,486
Due after one to five years	135,678
Total	$1,087,164
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Part II
3. Fair value of financial instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,017,191	$—	$—	$1,017,191
Commercial paper	—	111,975	—	111,975
U.S. treasury securities	5,990	—	—	5,990
Marketable securities:
Corporate bonds	—	363,075	—	363,075
Commercial paper	—	241,192	—	241,192
U.S. treasury securities	242,916	—	—	242,916
Certificates of deposit	—	158,246	—	158,246
Municipal securities	—	27,449	—	27,449
Non-U.S. government and supranational bonds	—	22,599	—	22,599
U.S. agency bonds	—	31,687	—	31,687
Prepaid expenses and other current assets:
Certificates of deposit	—	1,067	—	1,067
Restricted cash:
Certificates of deposit	$—	$5,530	$—	$5,530

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$711,188	$—	$—	$711,188
Commercial paper	—	114,976	—	114,976
Corporate bonds	—	4,310	—	4,310
Marketable securities:
Corporate bonds	—	449,417	—	449,417
Commercial paper	—	247,560	—	247,560
U.S. treasury securities	189,010	—	—	189,010
Certificates of deposit	—	82,486	—	82,486
Municipal securities	—	49,331	—	49,331
Non-U.S. government and supranational bonds	—	41,684	—	41,684
U.S. agency bonds	—	1,000	—	1,000
Prepaid expenses and other current assets:
Certificates of deposit	—	1,137	—	1,137
Restricted cash:
Certificates of deposit	$—	$6,297	$—	$6,297
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Part II
4. Other balance sheet components
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$104,557	$101,214
Furniture and fixtures	30,882	25,956
Computer and network equipment	32,845	32,020
Total property and equipment	168,284	159,190
Less: accumulated depreciation	(116,291)	(108,159)
Construction in progress	7,582	2,370
Property and equipment, net	$59,575	$53,401
Depreciation expense was $21.6 million, $26.2 million and $36.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Accrued hosting expenses	$53,380	$84,105
Accrued compensation	48,146	37,154
Operating lease liabilities	50,274	41,693
Other accrued expenses	140,811	79,179
Accrued expenses and other current liabilities	$292,611	$242,131
5. Acquisition
On June 10, 2022, we acquired all outstanding shares of The Yes Platform, Inc. (“The Yes”), an AI powered shopping platform for fashion. We believe the acquisition of The Yes will help accelerate our vision for Pinterest to be the home of taste-driven shopping.
The total purchase consideration was $87.6 million in cash. Of this, we attributed $15.0 million to customer relationships, $13.6 million to developed technology, and $60.0 million to goodwill. Goodwill represents the synergies we expect to realize from the acquisition and the assembled workforce and is not deductible for tax purposes.
We included the results of The Yes’s operations in our consolidated financial statements beginning on the acquisition date. The acquisition did not have a material impact on our consolidated financial statements so we have not presented historical and pro forma disclosures.
In the fourth quarter of 2022, we recorded impairment charges of $9.4 million related to the customer relationships and developed technology. Refer to Note 6 for detail.

6. Goodwill and intangible assets, net
Changes in goodwill for the periods presented are as follows (in thousands):

Part II

Balance as of December 31, 2021	$40,208
Acquisitions	60,019
Balance as of December 31, 2022	$100,227
Intangible assets, net consists of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Weighted-Average Useful Life(2)
Acquired technology, patents and other intangibles	$39,907	$(17,427)	$22,480	4.9 years
Customer relationships	17,700	(15,585)	2,115	1.6 years
Total intangible assets, net	$57,607	$(33,012)	$24,595

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(2)
Acquired technology, patents and other intangibles	$26,307	$(8,055)	$18,252	5.8 years
Customer relationships	2,700	(45)	2,655	5.0 years
Total intangible assets, net	$29,007	$(8,100)	$20,907

(1)Accumulated amortization includes a $9.4 million of impairment charges for acquired intangible assets for the year ended December 31, 2022.
(2)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $24.9 million, $1.3 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the fourth quarter of 2022, we evaluated the acquired intangible assets from The Yes for impairment due to the departure of certain key employees. We concluded that the fair values of the customer relationships and developed technology were impaired and recorded impairment charges of $6.3 million and $3.1 million to sales and marketing and cost of revenue, respectively.
Estimated future amortization expense as of December 31, 2022, is as follows (in thousands):

Intangible Asset Amortization
2023	$7,359
2024	7,359
2025	5,464
2026	3,424
2027	476
Thereafter	513
Total	$24,595
7. Commitments and contingencies

Part II
As of December 31, 2022, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2023	$—	$58,990	$58,990
2024	—	37,628	37,628
2025	—	29,756	29,756
2026	—	30,443	30,443
2027	—	27,892	27,892
Thereafter	2,357,100	85,891	2,442,991
Total	$2,357,100	$270,600	$2,627,700
Purchase commitments
In April 2021, we entered into a new private pricing addendum with AWS, which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of December 31, 2022, our remaining contractual commitment is $2,357.1 million. We expect to meet our remaining commitment.
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
Revolving credit facility
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

Part II
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
Our total borrowing capacity under the revolving credit facility is $400.0 million as of December 31, 2022. We have not issued any letters of credit and there are no amounts outstanding under the 2022 revolving credit facility as of December 31, 2022.
8. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2023 and 2033. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease cost:
Operating lease cost	$66,022	$53,691	$51,285
Short-term lease cost	2,809	1,434	3,933
Total	$68,831	$55,125	$55,218
The weighted-average remaining term of our operating leases was 6.8 years and 7.5 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 4.1% and 4.2% as of December 31, 2022 and 2021, respectively.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2022, are as follows (in thousands):

Operating Leases
2023	$58,990
2024	37,628
2025	29,756
2026	30,443
2027	27,892
Thereafter	85,891
Total lease payments	270,600
Less imputed interest	(41,632)
Total operating lease liabilities	$228,968
Cash payments included in the measurement of our operating lease liabilities were $64.0 million, $59.0 million and $54.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, operating leases that have not yet commenced were not material and are excluded from the table above.

Part II
9. Share-based compensation
Equity incentive plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2022.
Our 2019 Plan became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 117,384,569 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2022.
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
Stock option activity
Stock option activity during the year ended December 31, 2022, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2021	16,141	$3.19	1.9	$535,118
Granted	8,553	19.96
Exercised	(8,895)	1.45
Outstanding as of December 31, 2022	15,799	$13.25	6.1	$174,165
Exercisable as of December 31, 2022	7,498	$5.74	2.4	$138,979

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $9.5 million, $3.2 million and $3.3 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $180.2 million, $511.4 million and $1,023.9 million, respectively.

Part II
Restricted stock unit and restricted stock award activity
RSU and RSA activity during the year ended December 31, 2022, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	36,258	$30.84
Granted	52,480	21.91
Released	(22,763)	25.41
Forfeited	(11,457)	26.31
Outstanding as of December 31, 2022	54,518	$25.46
Share-based compensation
Share-based compensation expense during the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$7,629	$7,438	$7,865
Research and development	324,161	309,715	218,718
Sales and marketing	99,467	52,691	35,645
General and administrative	65,866	45,538	58,792
Total share-based compensation	$497,123	$415,382	$321,020
As of December 31, 2022, we had $1,302.8 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.9 years.
Fair value of stock options
We measure stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model, and we record the resulting expense in our consolidated statements of operations over the requisite service period, which is generally four years.
We estimated the fair value of the stock options granted during the year ended December 31, 2022, using the Black‑Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2022
Expected term (in years)	6.1
Risk-free interest rate	3.2%
Expected volatility	61.1%
Dividend yield	—%
The key inputs we used in the Black-Scholes model are:
•Expected term – The expected term represents the period we expect our share-based awards to be outstanding, which is also the period we used to measure risk-free interest rates and expected volatility. We estimated the expected term using the simplified method as we do not have sufficient historical stock option exercise data.
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

Part II
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $11.79. Stock options granted during the years ended December 31, 2021 and 2020 were not material.
10. Net income (loss) per share
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(83,110)	$(12,937)	$274,699	$41,739	$(96,499)	$(31,824)
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	576,061	89,671	555,608	84,422	448,392	147,872
Basic net income (loss) per share	$(0.14)	$(0.14)	$0.49	$0.49	$(0.22)	$(0.22)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(83,110)	$(12,937)	$274,699	$41,739	$(96,499)	$(31,824)
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	41,739	—	—	—
Reallocation of net income to Class B common stock	—	—	—	(3,115)	—	—
Diluted net income (loss)	$(83,110)	$(12,937)	$316,438	$38,624	$(96,499)	$(31,824)
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	576,061	89,671	555,608	84,422	448,392	147,872
Conversion of Class B to Class A common stock	—	—	84,422	—	—	—
Weighted average effect of dilutive potential common stock	—	—	51,621	—	—	—
Diluted weighted-average shares used in computing net income (loss) per share	576,061	89,671	691,651	84,422	448,392	147,872
Diluted net income (loss) per share	$(0.14)	$(0.14)	$0.46	$0.46	$(0.22)	$(0.22)

Part II
Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Outstanding stock options	17,405	—	40,067
Unvested restricted stock units and restricted stock awards	52,256	3,271	63,603
Total	69,661	3,271	103,670
11. Income taxes
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$29,108	$331,447	$49,973
Foreign	(115,052)	(10,476)	(176,993)
Income (loss) before provision for income taxes	$(85,944)	$320,971	$(127,020)
Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,681	$—	$—
State	7,385	2,303	79
Foreign	4,381	2,957	691
Total current tax expense	13,447	5,260	770
Deferred:
Federal	(1,861)	6	654
State	(356)	6	5
Foreign	(1,127)	(739)	(126)
Total deferred tax expense (benefit)	(3,344)	(727)	533
Provision for income taxes	$10,103	$4,533	$1,303

Part II
The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	$(18,048)	$67,404	$(26,674)
State income taxes, net of benefit	5,502	2,307	84
Foreign operations	26,985	4,448	37,716
Permanent book/tax differences	6,598	409	1,927
Legal settlement	—	—	2,290
Share-based compensation	(20,663)	(269,009)	(303,245)
Change in valuation allowance	62,048	278,761	352,410
Tax credits	(52,319)	(79,787)	(63,205)
Provision for income taxes	$10,103	$4,533	$1,303
The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits and for the year ended December 31, 2022 includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$900,200	$1,036,254
Research tax credits	473,248	401,219
Reserves, accruals, and other	31,502	29,641
Lease obligation	56,185	58,860
Share-based compensation	40,976	63,798
Research capitalization and amortization	208,373	—
Total deferred tax assets	1,710,484	1,589,772
Less: valuation allowance	(1,660,609)	(1,539,889)
Deferred tax assets, net of valuation allowance	49,875	49,883
Deferred tax liabilities:
Depreciation and amortization	(44,790)	(47,952)
Prepaid expenses	(4,190)	(2,036)
Total deferred tax liabilities	(48,980)	(49,988)
Deferred tax assets (liabilities)	$895	$(105)
Due to our history of losses, we believe it is more likely than not that our U.S. and Irish deferred tax assets will not be realized as of December 31, 2022. Accordingly, we have established a full valuation allowance on our U.S. and Irish deferred tax assets. Our valuation allowance increased by $120.7 million during the year ended December 31, 2022, primarily due to U.S. federal and state tax credits and the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Job Act. Our valuation allowance increased by $363.0 million during the year ended December 31, 2021, primarily due to U.S. federal and state tax losses and credits incurred during the period.
As of December 31, 2022, we had federal, California and other state net operating loss carryforwards of $3,636.5 million, $551.8 million and $1,501.5 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the

Part II
Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2022, we had $173.2 million and $5.6 million of Irish and Other Foreign net operating loss carryforwards, respectively that can be carried forward indefinitely.
As of December 31, 2022, we had federal and California research and development credit carryforwards of $426.5 million and $319.3 million, respectively. If not utilized, our federal carryforwards will begin to expire in 2030. Our California carryforwards do not expire.
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2020	$140,160
Increases for tax positions of prior years	2,906
Increases for tax positions of current year	61,993
Balance as of December 31, 2021	$205,059
Increases for tax positions of prior years	—
Decreases for tax positions of prior years	(3,347)
Increases for tax positions of current year	38,226
Balance as of December 31, 2022	$239,938
Recognizing the $239.9 million of gross unrecognized tax benefits we had as of December 31, 2022 would affect our effective tax rate by $3.2 million. The remaining $236.7 million of gross unrecognized tax benefits would be offset by the reversal of related deferred tax assets, which are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2022 and 2021.
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
We have not recognized deferred taxes for the difference between the financial reporting basis and the tax basis of our investment in our foreign subsidiaries because we have the ability and intent to maintain our investments for the foreseeable future. If we were to remit earnings as of December 31, 2022, the residual taxes would not be material.

Part II
12. Geographical information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. and Canada(1)	$2,264,640	$2,109,089	$1,464,344
Europe(2)	410,516	384,657	191,767
Rest of World	127,418	84,281	36,547
Total revenue	$2,802,574	$2,578,027	$1,692,658

(1)United States revenue was $2,144.3 million, $2,003.6 million and $1,404.3 million as of December 31, 2022 and 2021 and 2020, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2022	2021
United States	$205,374	$247,975
International(1)	60,454	33,338
Total property and equipment, net and operating lease right-of-use assets	$265,828	$281,313

(1)No individual country other than the United States exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

13. Subsequent events
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock over the next 12 months. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in other such manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. We have not repurchased any of our Class A common stock under the repurchase program as of February 6, 2023.

Part II
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Part II
Item 9B. Other information
None.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference to the sections titled “Proposal 1 - Election of Directors” and “Other Matters” that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2022 (the "2023 Proxy Statement).
Item 11. Executive compensation
The information required by this item is incorporated by reference to the section titled “Proposal 3 – Advisory Non-Binding Vote on our Named Executive Officers' Compensation” that will be included in our 2023 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference to the section titled “Other Matters” that will be included in our 2023 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Other Matters” that will be included in our 2023 Proxy Statement.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the sections titled “Proposal 2 – Ratification of Selection of Independent Auditor” that will be included in our 2023 Proxy Statement.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Certificate of Change of Registered Agent	8-K	001-38872	3.1	December 15, 2021
3.3	Amended and Restated Bylaws of the Company	8-K	001-38872	3.1	November 22, 2022
4.1	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
4.2	Form of Indenture.	10-K	001-38872	4.3	February 3, 2022
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement (CEO).	S-1/A	333-230458	10.14	April 8, 2019
10.3+	Form of Amended and Restated Executive Severance & Change in Control Agreement (Non-CEO).	10-K	001-38872	10.3	February 3, 2022
10.4+	Employment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of July 14, 2009.	S-1/A	333-230458	10.3	March 29, 2019
10.5+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.6+	Offer Letter and Confidential Agreement and Invention Assignment Agreement by and between the Company and Todd Morgenfeld, dated as of September 19, 2016.	S-1/A	333-230458	10.5	March 29, 2019
10.7+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.8+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019

Part IV

10.9+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-1	333-230458	10.9	March 22, 2019
10.10+	Acceleration Addendum to Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Agreement by and between the Company and Todd Morgenfeld, dated as of December 20, 2017.	S-1	333-230458	10.10	March 22, 2019
10.11+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.12+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.13+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.14+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.15+	Non-Employee Director Compensation Policy.	10-Q	001-38872	10.1	April 28, 2021
10.16+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
10.17+	Employment Agreement between Pinterest, Inc. and Christine Flores dated as of February 27, 2017	10-Q	001-38872	10.2	April 28, 2021
10.18+	Employment Agreement between Cold Brew Labs Inc. and Evan Sharp dated as of May 13, 2011	10-Q	001-38872	10.3	April 28, 2021
10.19+	Consulting Agreement dated October 13th, 2021 and effective October 15, 2021, Evan Sharp	10-Q	001-38872	10.2	November 4, 2021
10.20+	Offer Letter, dated June 22, 2022, between Pinterest, Inc. and William Ready.	8-K	001-38872	10.1	June 28, 2022
10.21+	Executive Severance and Change in Control Agreement, dated June 23, 2022 between Pinterest, Inc. and William Ready.	8-K	001-38872	10.2	June 28, 2022
10.22+	Transition Letter, dated June 22, 2022 between Pinterest, Inc. and Ben Silbermann.	8-K	001-38872	10.3	June 28, 2022
10.23+	Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement by and between the Company and William Ready, dated as of June 29, 2022.	10-Q	001-38872	10.1	October 27, 2022
10.24+	Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Award Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of August 31, 2022.	10-Q	001-38872	10.1	October 27, 2022
10.25+	Employment Agreement between Pinterest, Inc. and Wanji Walcott dated as of November 14, 2022
10.26+	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 25, 2022.	10-Q	001-38872	10.2	October 27, 2022
10.27	Cooperation Agreement, dated December 6, 2022, by and among Elliott Associates, L.P., Elliott International L.P. and Pinterest, Inc.	8-K	001-38872	10.1	December 6, 2022
21.1	List of Subsidiaries of Pinterest, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Part IV

24.1	Power of Attorney.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (a) and 15d-14(a),
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan
Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 6, 2023	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Power of attorney
The undersigned directors and officers of Pinterest, Inc. hereby constitute and appoint William Ready, Todd Morgenfeld and Wanjiku Walcott, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Power of attorney

Name	Title	Date

/s/ William Ready	Chief Executive Officer (Principal Executive Officer)	February 6, 2023
William Ready

/s/ Jeffrey Jordan	Director	February 6, 2023
Jeffrey Jordan

/s/ Leslie J. Kilgore	Director	February 6, 2023
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 6, 2023
Jeremy S. Levine

/s/ Gokul Rajaram	Director	February 6, 2023
Gokul Rajaram

/s/ Fredric G. Reynolds	Director	February 6, 2023
Fredric G. Reynolds

/s/ Evan Sharp	Director	February 6, 2023
Evan Sharp

/s/ Benjamin Silbermann	Director	February 6, 2023
Benjamin Silbermann

/s/ Salaam Coleman Smith	Director	February 6, 2023
Salaam Coleman Smith

/s/ Marc Steinberg	Director	February 6, 2023
Marc Steinberg

/s/ Andrea Wishom	Director	February 6, 2023
Andrea Wishom

/s/ Todd Morgenfeld	Chief Financial Officer and Head of Business Operations	February 6, 2023
Todd Morgenfeld	(Principal Financial Officer)

/s/ Andrea Acosta	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2023
Andrea Acosta

