Form 10-Q
period 2023-03-31
PINTEREST, INC.
filed 2023-04-27
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 001-38872
Pinterest, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3607129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

651 Brannan Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 21, 2023, there were 594,323,936 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 89,433,099 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans”, “targets”, “forecasts” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:

•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, stress in the banking industry, recession, foreign exchange fluctuations and supply-chain issues;
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
•our ability to successfully manage our flexible work model with a more distributed workforce;
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
•our ability to attract, grow, retain, recover and engage our user base;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,651,242	$1,611,063
Marketable securities	1,078,487	1,087,164
Accounts receivable, net of allowances of $13,085 and $12,672 as of March 31, 2023 and December 31, 2022, respectively	487,964	681,532
Prepaid expenses and other current assets	80,695	74,918
Total current assets	3,298,388	3,454,677
Property and equipment, net	30,272	59,575
Operating lease right-of-use assets	97,606	206,253
Goodwill and intangible assets, net	122,982	124,822
Other assets	17,174	17,403
Total assets	$3,566,422	$3,862,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,284	$87,920
Accrued expenses and other current liabilities	244,639	292,611
Total current liabilities	321,923	380,531
Operating lease liabilities	159,506	178,694
Other liabilities	25,254	21,851
Total liabilities	506,683	581,076
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 594,834 and 593,918 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 89,323 and 89,284 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	5,390,101	5,407,724
Accumulated other comprehensive loss	(7,132)	(11,419)
Accumulated deficit	(2,323,237)	(2,114,658)
Total stockholders’ equity	3,059,739	3,281,654
Total liabilities and stockholders’ equity	$3,566,422	$3,862,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$602,581	$574,885
Costs and expenses:
Cost of revenue	170,926	146,070
Research and development	266,346	195,548
Sales and marketing	201,131	173,953
General and administrative	207,864	62,979
Total costs and expenses	846,267	578,550
Loss from operations	(243,686)	(3,665)
Interest income (expense), net	24,901	712
Other income (expense), net	322	(1,200)
Loss before provision for (benefit from) income taxes	(218,463)	(4,153)
Provision for (benefit from) income taxes	(9,884)	1,128
Net loss	$(208,579)	$(5,281)
Net loss per share, basic and diluted	$(0.31)	$(0.01)
Weighted-average shares used in computing net loss per share, basic and diluted	681,140	656,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(208,579)	$(5,281)
Other comprehensive loss, net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	3,956	(7,844)
Change in foreign currency translation adjustment	331	(234)
Comprehensive loss	$(204,292)	$(13,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	2,775	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(91,508)	—	—	(91,508)
Issuance of common stock for cash upon exercise of stock options, net	950	—	2,400	—	—	2,400
Repurchases of Class A common stock	(2,770)	—	(71,637)	—	—	(71,637)
Share-based compensation	—	—	143,122	—	—	143,122
Other comprehensive income	—	—	—	4,287	—	4,287
Net loss	—	—	—	—	(208,579)	(208,579)
Balance as of March 31, 2023	684,157	$7	$5,390,101	$(7,132)	$(2,323,237)	$3,059,739

	Three Months Ended March 31, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	5,013	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options, net	369	—	1,036	—	—	1,036
Share-based compensation	—	—	73,240	—	—	73,240
Other comprehensive loss	—	—	—	(8,078)	—	(8,078)
Net loss	—	—	—	—	(5,281)	(5,281)
Balance as of March 31, 2022	662,254	$7	$5,133,804	$(10,259)	$(2,023,892)	$3,099,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(208,579)	$(5,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,212	7,220
Share-based compensation	143,122	73,240
Impairment and abandonment charges for leases and leasehold improvements	112,934	—
Other	(1,346)	2,978
Changes in assets and liabilities:
Accounts receivable	192,523	180,203
Prepaid expenses and other assets	(5,773)	(8,285)
Operating lease right-of-use assets	25,163	12,394
Accounts payable	(11,031)	(4,638)
Accrued expenses and other liabilities	(43,659)	(31,620)
Operating lease liabilities	(26,109)	(12,822)
Net cash provided by operating activities	183,457	213,389
Investing activities
Purchases of property and equipment and intangible assets	(1,990)	(6,902)
Purchases of marketable securities	(331,608)	(155,181)
Sales of marketable securities	29,271	4,168
Maturities of marketable securities	318,490	207,319
Net cash provided by investing activities	14,163	49,404
Financing activities
Proceeds from exercise of stock options, net	2,400	1,036
Repurchases of Class A common stock	(69,476)	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(91,508)	—
Net cash (used in) provided by financing activities	(158,584)	1,036
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,142	333
Net increase in cash, cash equivalents and restricted cash	40,178	264,162
Cash, cash equivalents and restricted cash, beginning of period	1,617,660	1,427,064
Cash, cash equivalents and restricted cash, end of period	$1,657,838	$1,691,226
Supplemental cash flow information
Repurchases of Class A common stock in accrued expenses and other current liabilities	$2,161	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$803	$7,085

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,651,242	$1,683,792
Restricted cash included in prepaid expenses and other current assets	2,243	1,137
Restricted cash included in other assets	4,353	6,297
Total cash, cash equivalents and restricted cash	$1,657,838	$1,691,226

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
The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.
Reclassifications
We have reclassified certain amounts in prior periods to conform with current presentation.
Use of Estimates
Preparing our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, leases, assets acquired and liabilities assumed through business combinations, share-based awards, and contingencies as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2022.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,030,090	$—	$—	$1,030,090
Commercial paper	—	118,750	—	118,750
U.S. treasury securities	20,913	—	—	20,913
Marketable securities:
Corporate bonds	—	341,916	—	341,916
U.S. treasury securities	245,590	—	—	245,590
Commercial paper	—	200,643	—	200,643
Certificates of deposit	—	169,524	—	169,524
Non-U.S. government and supranational bonds	—	25,306	—	25,306
Municipal securities	—	19,832	—	19,832
U.S. agency bonds	—	75,676	—	75,676
Prepaid expenses and other current assets:
Certificates of deposit	—	2,243	—	2,243
Other assets:
Certificates of deposit	$—	$4,353	$—	$4,353

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,017,191	$—	$—	$1,017,191
Commercial paper	—	111,975	—	111,975
Corporate bonds	—	1,542	—	1,542
U.S. treasury securities	5,990	—	—	5,990
Marketable securities:
Corporate bonds	—	363,075	—	363,075
Commercial paper	—	241,192	—	241,192
U.S. treasury securities	242,916	—	—	242,916
Certificates of deposit	—	158,246	—	158,246
Municipal securities	—	27,449	—	27,449
Non-U.S. government and supranational bonds	—	22,599	—	22,599
U.S. agency bonds	—	31,687	—	31,687
Prepaid expenses and other current assets:
Certificates of deposit	—	1,067	—	1,067
Other assets:
Certificates of deposit	$—	$5,530	$—	$5,530
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of March 31, 2023 and December 31, 2022. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2023 and December 31, 2022.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2023
Due in one year or less	$832,351
Due after one to five years	246,136
Total	$1,078,487
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of March 31, 2023, our remaining contractual commitment is $2,205.1 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2023.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 155,707,979 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2023.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the three months ended March 31, 2023, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2022	15,799	$13.25	6.1	$174,165
Exercised	(950)	2.53
Outstanding as of March 31, 2023	14,849	$13.94	6.2	$197,901
Exercisable as of March 31, 2023	7,154	$7.40	2.9	$142,150

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2023 and 2022, was $7.1 million and $0.8 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $22.5 million and $9.5 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2023, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	54,518	$25.46
Granted	2,747	25.70
Released	(7,629)	24.08
Forfeited	(3,450)	23.21
Outstanding as of March 31, 2023	46,186	$25.88
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$2,309	$1,194
Research and development	94,265	52,890
Sales and marketing	19,189	11,769
General and administrative	27,359	7,387
Total share-based compensation	$143,122	$73,240

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023, we had $1,153.5 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.7 years.
Stock Repurchase
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock over the next 12 months. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in other such manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2023, we repurchased and retired 2,769,740 shares of our Class A common stock for an aggregate purchase price of $71.6 million. As of March 31, 2023, $428.4 million remains available for repurchases under the stock repurchase plan.
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
We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(181,226)	$(27,353)	$(4,568)	$(713)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	591,815	89,325	568,238	88,661
Net loss per share, basic and diluted	$(0.31)	$(0.31)	$(0.01)	$(0.01)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	15,225	15,929
Unvested restricted stock units and restricted stock awards	53,246	34,693
Total	68,471	50,622
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three months ended March 31, 2023 and 2022.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2018 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S. and Canada(1)	$471,821	$462,073
Europe(2)	97,388	88,897
Rest of World	33,372	23,915
Total revenue	$602,581	$574,885

(1)United States revenue was $449.0 million and $440.9 million for the three months ended March 31, 2023 and 2022, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2023	2022
United States	$75,741	$205,374
Mexico	14,000	11,627
Canada	13,649	14,589
International(1)	24,488	34,238
Total property and equipment, net and operating lease right-of-use assets	$127,878	$265,828

(1)Other than the United States, Mexico and Canada, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Restructuring
In March 2023, we initiated a restructuring plan intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment (the “Plan”).

As part of the Plan, we commenced a workforce reduction of approximately 4%. We also ceased occupying and plan to sublease our former headquarters at 505 Brannan Street in San Francisco and abandoned certain other leased office spaces in order to adjust our office space footprint to better align with the needs of our flexible work model. As a result, we recorded impairment and abandonment charges for the related operating lease right-of-use assets and leasehold improvements.
Restructuring charges during the three months ended March 31, 2023 were as follows (in thousands):

	Office Space Reductions(1)	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	4,093	4,093
Sales and marketing	—	2,677	2,677
General and administrative	112,934	1,617	114,551
Total	$112,934	$8,387	$121,321

(1)Office space reductions are non-cash and include impairment charges and accelerated expense related to operating lease right-of-use assets and leasehold improvements. We estimated the fair value of the impaired assets using a discounted cash flow model based on market participant assumptions.
Liabilities and remaining charges under the Plan are immaterial as of March 31, 2023.

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
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2023 are as follows:
•Revenue was $602.6 million, an increase of 5% compared to the three months ended March 31, 2022.
•Monthly active users ("MAUs") were 463 million, an increase of 7% compared to March 31, 2022.
•Share-based compensation expense was $143.1 million, an increase of $69.9 million compared to the three months ended March 31, 2022.
•Total costs and expenses were $846.3 million, including $121.3 million of restructuring charges.
•Loss from operations was $243.7 million.
•Net loss was $208.6 million.
•Adjusted EBITDA was $27.0 million.
•We repurchased 2.8 million shares of our Class A common stock for $71.6 million.
•Cash, cash equivalents and marketable securities was $2,729.7 million.
•Headcount was 3,835.
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
Restructuring
In March 2023, we initiated a restructuring plan intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment. This includes a workforce reduction of approximately 4% and a plan to sublease or abandon certain leased office spaces.
Restructuring charges during the three months ended March 31, 2023 were as follows (in thousands):

	Office Space Reductions	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	4,093	4,093
Sales and marketing	—	2,677	2,677
General and administrative	112,934	1,617	114,551
Total	$112,934	$8,387	$121,321

Refer to Note 8 to our condensed consolidated financial statements for further information on our restructuring charges.

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

As of March 31, 2023, global MAUs increased compared to March 31, 2022 primarily due to our investments in relevance and personalization in the second quarter of 2022.

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
Quarterly Average Revenue per User
For the three months ended March 31, 2023, global ARPU was $1.32, which represents a decrease of 1% compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, U.S. and Canada ARPU was $5.11, an increase of 3%, Europe ARPU was $0.74, a increase of 2%, and Rest of World ARPU was $0.10, an increase of 27% compared to the three months ended March 31, 2022.
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
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and restructuring charges.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(208,579)	$(5,281)
Depreciation and amortization	6,212	7,220
Share-based compensation	143,122	73,240
Interest income (expense), net	(24,901)	(712)
Other income (expense), net	(322)	1,200
Provision for (benefit from) income taxes	(9,884)	1,128
Restructuring charges	121,321	—
Adjusted EBITDA	$26,969	$76,795

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
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and restructuring charges. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$602,581	$574,885
Costs and expenses (1):
Cost of revenue	170,926	146,070
Research and development	266,346	195,548
Sales and marketing	201,131	173,953
General and administrative	207,864	62,979
Total costs and expenses	846,267	578,550
Loss from operations	(243,686)	(3,665)
Interest income (expense), net	24,901	712
Other income (expense), net	322	(1,200)
Loss before provision for (benefit from) income taxes	(218,463)	(4,153)
Provision for (benefit from) income taxes	(9,884)	1,128
Net loss	$(208,579)	$(5,281)
Adjusted EBITDA (2)	$26,969	$76,795

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$2,309	$1,194
Research and development	94,265	52,890
Sales and marketing	19,189	11,769
General and administrative	27,359	7,387
Total share-based compensation	$143,122	$73,240
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	28	25
Research and development	44	34
Sales and marketing	33	30
General and administrative	34	11
Total costs and expenses	139	101
Loss from operations	(39)	(1)
Interest income (expense), net	4	—
Other income (expense), net	—	—
Loss before provision for (benefit from) income taxes	(35)	(1)
Provision for (benefit from) income taxes	(2)	—
Net loss	(34)%	(1)%
Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Revenue	$602,581	$574,885	5%
Revenue for the three months ended March 31, 2023 increased by $27.7 million, compared to the three months ended March 31, 2022 primarily due to growth in demand from our awareness objectives. Revenue growth was driven by a 7% increase in MAUs offset by a 1% decrease in ARPU. The number of advertisements served increased by 33% while the price of advertisements decreased by 21% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Revenue based on our estimate of the geographic location of our users increased by 3% in U.S. and Canada to $485.7 million, Europe revenue increased by 6% to $92.7 million, and Rest of World revenue increased by 38% to $24.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Cost of Revenue

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Cost of revenue	$170,926	$146,070	17%
Percentage of revenue	28%	25%
Cost of revenue for the three months ended March 31, 2023 increased by $24.9 million compared to the three months ended March 31, 2022. The increase was primarily due to higher absolute hosting costs due to higher compute utilization.

Research and Development

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Research and development	$266,346	$195,548	36%
Percentage of revenue	44%	34%
Research and development for the three months ended March 31, 2023 increased by $70.8 million compared to the three months ended March 31, 2022. The increase was primarily due to $41.4 million increase in share-based compensation expense, a 22% increase in average headcount, which drove higher personnel expenses, as well as $4.1 million of restructuring charges.
Sales and Marketing

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Sales and marketing	$201,131	$173,953	16%
Percentage of revenue	33%	30%
Sales and marketing for the three months ended March 31, 2023 increased by $27.2 million compared to the three months ended March 31, 2022. The increase was primarily due to a 12% increase in average headcount, which drove higher personnel expenses, higher outsourced services costs, a $7.4 million increase in share-based compensation expense, and $2.7 million of restructuring charges offset by an $8.5 million decrease in marketing expenses.
General and Administrative

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands)
General and administrative	$207,864	$62,979	230%
Percentage of revenue	34%	11%
General and administrative for the three months ended March 31, 2023 increased by $144.9 million compared to the three months ended March 31, 2022. The increase was primarily due to $114.6 million of restructuring charges and a $20.0 million increase in share-based compensation expense.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Interest income (expense), net	$24,901	$712	3,397%
Other income (expense), net	322	(1,200)	(127)%
Other income (expense), net	$25,223	$(488)	(5,269)%
Other income (expense), net for the three months ended March 31, 2023 increased by $25.7 million compared to the three months ended March 31, 2022, primarily due to higher returns on our marketable securities as a result of higher interest rates.

Provision for (Benefit From) Income Taxes

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(9,884)	$1,128	(976)%
Provision for (benefit from) income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented and includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022	% change

	(in thousands, except percentages)
Net loss	$(208,579)	$(5,281)	(3,850)%
Adjusted EBITDA	$26,969	$76,795	(65)%
Net loss for the three months ended March 31, 2023 was $208.6 million compared to net loss of $5.3 million for the three months ended March 31, 2022. Adjusted EBITDA was $27.0 million for the three months ended March 31, 2023 compared to $76.8 million for the three months ended March 31, 2022, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2023, we had $2,729.7 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2023, $174.3 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
There have been no material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2022, including as a result of our Restructuring Plan, which does not release us from our contractual commitment to make future cash payments for our impaired or abandoned office space leases.
For the three months ended March 31, 2023 and 2022, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$183,457	$213,389
Investing activities	$14,163	$49,404
Financing activities	$(158,584)	$1,036

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $29.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher personnel expenses.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $35.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a net decrease in marketable securities offset by decreased purchases of property and equipment and intangible assets.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, and proceeds from the exercise of stock options. Net cash used in financing activities increased by $159.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter in 2022 as well as repurchases of Class A common stock during the three months ended March 31, 2022.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2023.
Interest Rate Risk
As of March 31, 2023, we held cash, cash equivalents and marketable securities of $2,729.7 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $7.0 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Most advertisers do not have long-term advertising commitments with us. Many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In order to increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and technology and/or expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and may reduce or stop their spend on our platform. In addition, advertisers may view some of our products or our platform as experimental and may devote only a small portion of their advertising spend to our platform unless we improve existing and develop new measurement tools that better demonstrate the effectiveness of our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. While we continue to develop and deploy tools to allow advertisers to create content for our platform, we may be unable to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do, or continue to do, business with us if they do not believe that advertisements on our platform are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.

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
•if our partnerships for third party advertisement demand does not yield expected business impact;
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
•the macroeconomic conditions and the status of the advertising industry, such as recession or the fear of recession, inflation, supply chain issues, and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
•Adverse publicity, whether or not accurate, relating to us or to social media platforms in general, may tarnish our reputation and erode advertisers’ confidence in our platform; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
Our ecosystem of users and advertisers depends on our ability to attract, retain and engage our user base. If we fail to add new users or retain or recover users, or if users engage less with us, our business, revenue and financial results could be harmed.
We must attract, grow, retain and engage our users on our platform. Our active users may not grow, and may decline.

If current and potential users do not perceive their experience with our platform to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new users, retain existing users, recover past users or maintain or increase the frequency and duration of users' engagement. User engagement has and will continue to fluctuate depending on factors beyond our control. For example, although we saw a higher number of users and higher user engagement during the peak of the COVID-19 pandemic in 2020, we experienced declines in the number of users and lower levels of user engagement as the COVID-19 pandemic subsided.

We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase user engagement and our monetization efforts. We also may not be able to penetrate certain demographics in a meaningful manner to grow the number of users. For example, in the United States, historically a substantial majority of our users have been women of ages 18-64. We may not be able to further increase the number of users in this demographic and may need to increase the number of users in other demographics, such as men and international users, in order to grow our users. Further, we may make changes to our product that makes it less attractive for a particular demographic.
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

Our success depends on our ability to provide users with content, including advertisements and shopping content, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators, publishers, advertisers, merchants and other third party partners and the manner in which we present that content to users. We may not be able to effectively compete for content on our platform, may not be able to effectively partner with third party content publishers or may get content that is not relevant, useful or inspiring to our users.

Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower users engagement with such content. For example, we have been investing in publishing native content and short form video content on our platform. User engagement has declined and may continue to decline as we continue to learn to distribute this native and short form video content efficiently and as users learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.

Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform. We do this by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.

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

If we are unable to collect and use data because of data privacy laws and regulations, it could impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. Similarly, the increase in media attention about online privacy and data protection may motivate users to take certain actions to protect their privacy. Users may elect not to allow data sharing for a number of reasons, such as data privacy concerns. This could impact our ability to deliver relevant content aligned with users’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.

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
•macroeconomic conditions, such as inflation and labor shortage which had an impact on the pace of our global expansion;
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

Over the years, our organization has grown in number of employees and offices. We also announced a flexible work model and a majority of our employees are working remotely. As a result, we are required to implement more complex organizational management structures. We also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times as we transition to our flexible work model and a majority of our employees are working remotely. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.

We make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.

Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and platform in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, any of which could harm our business, revenue and financial results.

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

Because our platform is used on mobile devices and through web browsers, our application must remain interoperable with popular mobile operating systems and browsers, including Android, Chrome, iOS and Safari. We have no control over these operating systems and browsers. Any changes to these operating systems, browsers or the online stores distributing our application that impact the accessibility, speed or functionality of our service or give preferential treatment to competitive products, could harm usage of our platform. Some of our competitors that control the operating systems, browsers and online stores that our application runs on, or is distributed through, could make interoperability of our service with those systems, browsers and stores more difficult. In addition, new products we introduce may take longer to function with these systems and browsers.

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

We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the forthcoming EU Digital Services Act (“DSA”), which will be applicable to Pinterest as of August 25, 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.

Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. For example, the EU Directive on Copyright in the Digital Single Market (EU Copyright Directive) has been implemented in several EU member states and expands the liability scheme for online content sharing service providers and imposes additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, aimed at limiting the scope of protections available to online services and/or that further impose new obligations in are as affecting our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to minors, and other forms of unlawful content and/or online harm. For example, the DSA, imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms which will create additional burden on operations, product, engineering and business teams as well as compliance costs. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, and/or our litigation costs. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.

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

Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress may consider legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions may materially affect our financial position and results of operations.

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
We have incurred significant net losses in the past and generated net income only recently. We generated a net loss of $208.6 million and net income of $5.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $2,323.2 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry, current inflationary environment and Russia’s invasion of Ukraine;
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

Adverse global economic and financial events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine, inflation, stress in the banking industry, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us. We may not perform well in adverse macroeconomic conditions and they could negatively impact our business and financial condition.

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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.0% of the voting power of our outstanding capital stock as of March 31, 2023. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•macroeconomic events that are beyond our control; and
•general economic conditions and slow or negative growth of our markets.

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

Issuing additional shares of capital stock or other securities, including securities convertible into equity, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. In addition, the large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As a result, holders of our Class A common stock bear the risk that our future offerings or future sales of shares may reduce the market price of our Class A common stock and dilute their stockholdings in our company..
Additional stock issuances, including in connection with settlement of equity awards, could result in significant dilution to our stockholders.
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,856,005,966 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2023:

Period	Total number of shares purchased (1)(3)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
				(in thousands)
January 1 - January 31, 2023	1,120,903	$26.60	—	—
February 1 - February 28, 2023	1,137,382	$24.75	624,735	$484,371
March 1 - March 31, 2023	3,983,046	$26.40	2,145,005	$428,363
	6,241,331		2,769,740

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases.
(3)On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock over the next 12 months. Refer to Note 4 to our condensed consolidated financial statements for further information on our stock repurchase program.

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

PINTEREST, INC.

Date: April 27, 2023	By:	/s/ Todd Morgenfeld
Todd Morgenfeld
Chief Financial Officer and Head of Business Operations
(Principal Financial Officer)

Date: April 27, 2023	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)