Form 10-Q
period 2023-06-30
PINTEREST, INC.
filed 2023-08-01
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 26, 2023, there were 581,878,162 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 88,128,222 shares of the Registrant’s Class B common stock outstanding.

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
•our ability to continue to use and develop artificial intelligence successfully;
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
•an ability to protect our intellectual property and our use of “open source” software; and
•the interpretation and application of U.S. and non-U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,179,852	$1,611,063
Marketable securities	1,115,556	1,087,164
Accounts receivable, net of allowances of $12,074 and $12,672 as of June 30, 2023 and December 31, 2022, respectively	544,055	681,532
Prepaid expenses and other current assets	101,680	74,918
Total current assets	2,941,143	3,454,677
Property and equipment, net	28,414	59,575
Operating lease right-of-use assets	93,580	206,253
Goodwill and intangible assets, net	121,142	124,822
Other assets	17,517	17,403
Total assets	$3,201,796	$3,862,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,080	$87,920
Accrued expenses and other current liabilities	255,799	292,611
Total current liabilities	319,879	380,531
Operating lease liabilities	163,015	178,694
Other liabilities	25,820	21,851
Total liabilities	508,714	581,076
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 581,002 and 593,918 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 88,514 and 89,284 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	5,059,960	5,407,724
Accumulated other comprehensive loss	(8,706)	(11,419)
Accumulated deficit	(2,358,179)	(2,114,658)
Total stockholders’ equity	2,693,082	3,281,654
Total liabilities and stockholders’ equity	$3,201,796	$3,862,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$708,025	$665,930	$1,310,606	$1,240,815
Costs and expenses:
Cost of revenue	168,740	164,896	339,666	310,966
Research and development	269,391	233,508	535,737	429,056
Sales and marketing	243,239	212,037	444,370	385,990
General and administrative	99,898	89,994	307,762	152,973
Total costs and expenses	781,268	700,435	1,627,535	1,278,985
Loss from operations	(73,243)	(34,505)	(316,929)	(38,170)
Interest income (expense), net	24,888	3,365	49,789	4,453
Other income (expense), net	2,180	(9,252)	2,502	(10,828)
Loss before provision for (benefit from) income taxes	(46,175)	(40,392)	(264,638)	(44,545)
Provision for (benefit from) income taxes	(11,233)	2,684	(21,117)	3,812
Net loss	$(34,942)	$(43,076)	$(243,521)	$(48,357)
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.36)	$(0.07)
Weighted-average shares used in computing net loss per share, basic and diluted	674,280	662,242	677,696	659,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(34,942)	$(43,076)	$(243,521)	$(48,357)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,198)	(2,194)	2,758	(10,038)
Change in foreign currency translation adjustment	(376)	(805)	(45)	(1,039)
Comprehensive loss	$(36,516)	$(46,075)	$(240,808)	$(59,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	684,157	$7	$5,390,101	$(7,132)	$(2,323,237)	$3,059,739
Release of restricted stock units and issuance of restricted stock awards, net	3,480	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(71,695)	—	—	(71,695)
Issuance of common stock for cash upon exercise of stock options, net	325	—	816	—	—	816
Repurchases of Class A common stock	(18,446)	—	(428,892)	—	—	(428,892)
Share-based compensation	—	—	169,630	—	—	169,630
Other comprehensive loss	—	—	—	(1,574)	—	(1,574)
Net loss	—	—	—	—	(34,942)	(34,942)
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082

	Three Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	662,254	$7	$5,133,804	$(10,259)	$(2,023,892)	$3,099,660
Release of restricted stock units and issuance of restricted stock awards, net	3,684	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(37,953)	—	—	(37,953)
Issuance of common stock for cash upon exercise of stock options, net	4,188	—	3,044	—	—	3,044
Share-based compensation	—	—	117,413	—	—	117,413
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(43,076)	(43,076)
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	6,255	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(163,203)	—	—	(163,203)
Issuance of common stock for cash upon exercise of stock options, net	1,275	—	3,216	—	—	3,216
Repurchases of Class A common stock	(21,216)	—	(500,529)	—	—	(500,529)
Share-based compensation	—	—	312,752	—	—	312,752
Other comprehensive income	—	—	—	2,713	—	2,713
Net loss	—	—	—	—	(243,521)	(243,521)
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082

	Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	8,697	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(37,953)	—	—	(37,953)
Issuance of common stock for cash upon exercise of stock options, net	4,557	—	4,080	—	—	4,080
Share-based compensation	—	—	190,653	—	—	190,653
Other comprehensive loss	—	—	—	(11,077)	—	(11,077)
Net loss	—	—	—	—	(48,357)	(48,357)
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(243,521)	$(48,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,283	16,355
Share-based compensation	312,752	190,653
Impairment and abandonment charges for leases and leasehold improvements	117,315	—
Other	(4,501)	12,473
Changes in assets and liabilities:
Accounts receivable	136,827	143,877
Prepaid expenses and other assets	(23,048)	(31,057)
Operating lease right-of-use assets	34,595	25,103
Accounts payable	(24,295)	40,557
Accrued expenses and other liabilities	(31,663)	10,605
Operating lease liabilities	(39,568)	(26,752)
Net cash provided by operating activities	246,176	333,457
Investing activities
Purchases of property and equipment and intangible assets	(2,800)	(19,916)
Purchases of marketable securities	(654,349)	(367,806)
Sales of marketable securities	29,271	4,168
Maturities of marketable securities	609,402	393,784
Acquisition of business, net of cash acquired	—	(86,059)
Net cash used in investing activities	(18,476)	(75,829)
Financing activities
Proceeds from exercise of stock options, net	3,216	4,080
Repurchases of Class A common stock	(500,000)	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(163,203)	(37,953)
Net cash used in financing activities	(659,987)	(33,873)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,075	(1,947)
Net increase (decrease) in cash, cash equivalents and restricted cash	(431,212)	221,808
Cash, cash equivalents and restricted cash, beginning of period	1,617,660	1,427,064
Cash, cash equivalents and restricted cash, end of period	$1,186,448	$1,648,872
Supplemental cash flow information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,809	$15,899

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,179,852	$1,641,509
Restricted cash included in prepaid expenses and other current assets	2,243	1,834
Restricted cash included in other assets	4,353	5,529
Total cash, cash equivalents and restricted cash	$1,186,448	$1,648,872

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$799,282	$—	$—	$799,282
Commercial paper	—	109,455	—	109,455
Marketable securities:
Corporate bonds	—	324,087	—	324,087
Commercial paper	—	238,974	—	238,974
U.S. treasury securities	206,302	—	—	206,302
Certificates of deposit	—	188,305	—	188,305
U.S. agency bonds	—	123,040	—	123,040
Non-U.S. government and supranational bonds	—	19,210	—	19,210
Municipal securities	—	15,638	—	15,638
Prepaid expenses and other current assets:
Certificates of deposit	—	2,243	—	2,243
Other assets:
Certificates of deposit	$—	$4,353	$—	$4,353

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,017,191	$—	$—	$1,017,191
Commercial paper	—	111,975	—	111,975
Corporate bonds	—	1,542	—	1,542
U.S. treasury securities	5,990	—	—	5,990
Marketable securities:
Corporate bonds	—	363,075	—	363,075
Commercial paper	—	241,192	—	241,192
U.S. treasury securities	242,916	—	—	242,916
Certificates of deposit	—	158,246	—	158,246
Municipal securities	—	27,449	—	27,449
Non-U.S. government and supranational bonds	—	22,599	—	22,599
U.S. agency bonds	—	31,687	—	31,687
Prepaid expenses and other current assets:
Certificates of deposit	—	1,067	—	1,067
Other assets:
Certificates of deposit	$—	$5,530	$—	$5,530
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of June 30, 2023 and December 31, 2022. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2023 and December 31, 2022.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2023
Due in one year or less	$849,183
Due after one to five years	266,373
Total	$1,115,556
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2023, our remaining contractual commitment is $2,057.4 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2023.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 142,138,182 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2023.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the six months ended June 30, 2023, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2022	15,799	$13.25	6.1	$174,165
Exercised	(1,275)	2.63
Outstanding as of June 30, 2023	14,524	$14.18	6.0	$190,996
Exercisable as of June 30, 2023	7,433	$8.64	3.2	$139,004

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the six months ended June 30, 2023 and 2022, was $14.2 million and $1.6 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $29.4 million and $83.3 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2023, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	54,518	$25.46
Granted	20,358	24.50
Released	(14,308)	24.68
Forfeited	(4,650)	24.06
Outstanding as of June 30, 2023	55,918	$25.43
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$2,740	$1,417	$5,049	$2,611
Research and development	108,580	81,436	202,845	134,326
Sales and marketing	26,398	18,501	45,587	30,270
General and administrative	31,912	16,059	59,271	23,446
Total share-based compensation	$169,630	$117,413	$312,752	$190,653

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, we had $1,380.6 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.6 years.
Stock Repurchase
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which we completed in the second quarter of 2023. Under the program, we repurchased and retired 21,215,663 shares of our Class A common stock for an aggregate purchase price of $500.5 million, including $0.5 million excise tax resulting from the Inflation Reduction Act of 2022.
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
Diluted net loss per share gives effect to all potential shares of common stock, including stock options, RSAs and RSUs, to the extent these are dilutive.
We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(30,314)	$(4,628)	$(37,288)	$(5,788)	$(211,427)	$(32,094)	$(41,845)	$(6,512)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	584,978	89,302	573,255	88,987	588,382	89,314	570,760	88,825
Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.07)	$(0.36)	$(0.36)	$(0.07)	$(0.07)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share because these would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	14,723	15,210	14,973	15,568
Unvested restricted stock units and restricted stock awards	50,521	48,605	52,085	41,709
Total	65,244	63,815	67,058	57,277

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. We recorded income tax benefits of $11.2 million and $21.1 million for the three and six months ended June 30, 2023, respectively, and income tax provisions of $2.7 million and $3.8 million for the three and six months ended June 30, 2022, respectively.
The income tax benefits recorded for the three and six months ended June 30, 2023 were primarily driven by the pre-tax losses generated during the periods, partially offset by changes in our valuation allowance. The income tax provisions recorded for the three and six months ended June 30, 2022 were primarily driven by the income generated during the periods, partially offset by changes in our valuation allowance. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.

We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2018 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. and Canada(1)	$549,653	$530,726	$1,021,474	$992,799
Europe(2)	118,810	104,751	216,198	193,648
Rest of World	39,561	30,453	72,934	54,368
Total revenue	$708,025	$665,930	$1,310,606	$1,240,815

(1)United States revenue was $518.5 million and $500.3 million for the three months ended June 30, 2023 and 2022, respectively, and $967.5 million and $941.3 million for the six months ended June 30, 2023 and 2022, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2023	2022
United States	$74,431	$205,374
Mexico	13,944	11,627
Canada	12,964	14,589
International(1)	20,655	34,238
Total property and equipment, net and operating lease right-of-use assets	$121,994	$265,828

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

As part of the Plan, we announced a workforce reduction of approximately 4%. We also ceased occupying and plan to sublease our former headquarters at 505 Brannan Street in San Francisco and abandoned certain other leased office spaces in order to adjust our office space footprint to better align with the needs of our flexible work model. As a result, we recorded impairment and abandonment charges for the related operating lease right-of-use assets and leasehold improvements.
Restructuring charges during the three and six months ended June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30, 2023
	Office Space Reductions(1)	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	603	603
Sales and marketing	—	72	72
General and administrative	4,381	504	4,886
Total	$4,381	$1,180	$5,561

	Six Months Ended June 30, 2023
	Office Space Reductions(1)	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	4,696	4,696
Sales and marketing	—	2,749	2,749
General and administrative	117,315	2,122	119,437
Total	$117,315	$9,567	$126,882

(1)Office space reductions are non-cash and include impairment charges and accelerated expense related to operating lease right-of-use assets and leasehold improvements. We estimated the fair value of the impaired assets using a discounted cash flow model based on market participant assumptions.
Liabilities and remaining charges under the Plan are immaterial as of June 30, 2023.

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2023 are as follows:
•Revenue was $708.0 million, an increase of 6% compared to the three months ended June 30, 2022.
•Monthly active users ("MAUs") were 465 million, an increase of 8% compared to June 30, 2022.
•Share-based compensation expense was $169.6 million, an increase of $52.2 million compared to the three months ended June 30, 2022.
•Total costs and expenses were $781.3 million, including $5.6 million of restructuring charges.
•Loss from operations was $73.2 million.
•Net loss was $34.9 million.
•Adjusted EBITDA was $107.0 million.
•We completed our $500.0 million stock repurchase program.
•Cash, cash equivalents and marketable securities was $2,295.4 million.
•Headcount was 3,883.
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
Restructuring charges during the three and six months ended June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30, 2023
	Office Space Reductions	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	603	603
Sales and marketing	—	72	72
General and administrative	4,381	504	4,886
Total	$4,381	$1,180	$5,561

	Six Months Ended June 30, 2023
	Office Space Reductions	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	4,696	4,696
Sales and marketing	—	2,749	2,749
General and administrative	117,315	2,122	119,437
Total	$117,315	$9,567	$126,882

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

As of June 30, 2023, global MAUs increased compared to June 30, 2022 primarily due to our investments in relevance and personalization beginning in the second quarter of 2022.
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
Quarterly Average Revenue per User
For the three months ended June 30, 2023, global ARPU was $1.53, which represents a decrease of 1% compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, U.S. and Canada ARPU was $5.92, an increase of 2%, Europe ARPU was $0.91, an increase of 6%, and Rest of World ARPU was $0.12, an increase of 20% compared to the three months ended June 30, 2022.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(34,942)	$(43,076)	$(243,521)	$(48,357)
Depreciation and amortization	5,071	9,135	11,283	16,355
Share-based compensation	169,630	117,413	312,752	190,653
Interest income (expense), net	(24,888)	(3,365)	(49,789)	(4,453)
Other income (expense), net	(2,180)	9,252	(2,502)	10,828
Provision for (benefit from) income taxes	(11,233)	2,684	(21,117)	3,812
Restructuring charges	5,561	—	126,882	—
Adjusted EBITDA	$107,019	$92,043	$133,988	$168,838

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$708,025	$665,930	$1,310,606	$1,240,815
Costs and expenses(1):
Cost of revenue	168,740	164,896	339,666	310,966
Research and development	269,391	233,508	535,737	429,056
Sales and marketing	243,239	212,037	444,370	385,990
General and administrative	99,898	89,994	307,762	152,973
Total costs and expenses	781,268	700,435	1,627,535	1,278,985
Loss from operations	(73,243)	(34,505)	(316,929)	(38,170)
Interest income (expense), net	24,888	3,365	49,789	4,453
Other income (expense), net	2,180	(9,252)	2,502	(10,828)
Loss before provision for (benefit from) income taxes	(46,175)	(40,392)	(264,638)	(44,545)
Provision for (benefit from) income taxes	(11,233)	2,684	(21,117)	3,812
Net loss	$(34,942)	$(43,076)	$(243,521)	$(48,357)
Adjusted EBITDA(2)	$107,019	$92,043	$133,988	$168,838

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$2,740	$1,417	$5,049	$2,611
Research and development	108,580	81,436	202,845	134,326
Sales and marketing	26,398	18,501	45,587	30,270
General and administrative	31,912	16,059	59,271	23,446
Total share-based compensation	$169,630	$117,413	$312,752	$190,653
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	24	25	26	25
Research and development	38	35	41	35
Sales and marketing	34	32	34	31
General and administrative	14	14	23	12
Total costs and expenses	109	105	124	103
Loss from operations	(9)	(5)	(24)	(3)
Interest income (expense), net	4	1	4	—
Other income (expense), net	—	(1)	—	(1)
Loss before provision for (benefit from) income taxes	(6)	(6)	(20)	(4)
Provision for (benefit from) income taxes	(2)	—	(2)	—
Net loss	(5)%	(6)%	(19)%	(4)%
Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Revenue	$708,025	$665,930	6%	$1,310,606	$1,240,815	6%
Revenue for the three and six months ended June 30, 2023 increased by $42.1 million and $69.8 million, respectively, compared to the three and six months ended June 30, 2022 primarily due to growth in demand from our awareness objectives. Revenue growth was primarily driven by an 8% increase in MAUs offset by 1% respective decreases in ARPU. The number of advertisements served increased by 33% while the price of advertisements decreased by 20% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Revenue based on our estimate of the geographic location of our users increased by 4% and 4%, respectively, in U.S. and Canada to $564.7 million and $1,050.4 million, Europe revenue increased by 12% and 9% to $114.4 million and $207.1 million, and Rest of World revenue increased by 32% and 34% to $29.0 million and $53.1 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Cost of revenue	$168,740	$164,896	2%	$339,666	$310,966	9%
Percentage of revenue	24%	25%		26%	25%
Cost of revenue for the three and six months ended June 30, 2023 increased by $3.8 million and $28.7 million respectively, compared to the three and six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was primarily due to higher absolute hosting costs due to higher compute utilization. For the three months ended June 30, 2023, this impact was offset by infrastructure efficiency initiatives.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Research and development	$269,391	$233,508	15%	$535,737	$429,056	25%
Percentage of revenue	38%	35%		41%	35%
Research and development for the three and six months ended June 30, 2023 increased by $35.9 million and $106.7 million, respectively, compared to the three and six months ended June 30, 2022. These increases were primarily due to $27.1 million and $68.5 million respective increases in share-based compensation expense, 14% and 19% respective increases in average headcount, which drove higher personnel expenses, as well as $0.6 million and $4.7 million of restructuring charges, respectively.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Sales and marketing	$243,239	$212,037	15%	$444,370	$385,990	15%
Percentage of revenue	34%	32%		34%	31%
Sales and marketing for the three and six months ended June 30, 2023 increased by $31.2 million and $58.4 million, respectively, compared to the three and six months ended June 30, 2022. These increases were primarily due to 2% and 7% respective increases in average headcount, which drove higher personnel expenses, higher outsourced services costs, $7.9 million and $15.3 million increases in share-based compensation expense and $0.1 million and $2.7 million of restructuring charges, respectively, as well as a $15.2 million increase in marketing expenses for the three months ended June 30, 2023.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
General and administrative	$99,898	$89,994	11%	$307,762	$152,973	101%
Percentage of revenue	14%	14%		23%	12%
General and administrative for the three and six months ended June 30, 2023 increased by $9.9 million and $154.8 million, respectively, compared to the three and six months ended June 30, 2022. The increase was primarily due to $4.9 million and $119.4 million of restructuring charges, respectively, and $15.9 million and $35.8 million respective increases in share-based compensation expense.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Interest income (expense), net	$24,888	$3,365	640%	$49,789	$4,453	1,018%
Other income (expense), net	2,180	(9,252)	(124)%	2,502	(10,828)	(123)%
Interest and other income (expense), net	$27,068	$(5,887)	(560)%	$52,291	$(6,375)	(920)%
Interest and other income (expense), net for the three and six months ended June 30, 2023 increased by $33.0 million and $58.7 million, respectively, compared to the three and six months ended June 30, 2022, primarily due to higher returns on our marketable securities as a result of higher interest rates.
Provision for (Benefit From) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(11,233)	$2,684	(519)%	$(21,117)	$3,812	(654)%
Provision for (benefit from) income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions for each of the periods presented and includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Net Loss and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Net loss	$(34,942)	$(43,076)	19%	$(243,521)	$(48,357)	(404)%
Adjusted EBITDA	$107,019	$92,043	16%	$133,988	$168,838	(21)%
Net loss for the three and six months ended June 30, 2023 was $34.9 million and $243.5 million compared to $43.1 million and $48.4 million for the three and six months ended June 30, 2022. Adjusted EBITDA was $107.0 million and $134.0 million for the three and six months ended June 30, 2023 compared to $92.0 million and $168.8 million for the three and six months ended June 30, 2022, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2023, we had $2,295.4 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2023, $151.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
For the six months ended June 30, 2023 and 2022, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$246,176	$333,457
Investing activities	$(18,476)	$(75,829)
Financing activities	$(659,987)	$(33,873)

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $87.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher personnel expenses.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities decreased by $57.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to our acquisition of The Yes Platform, Inc. during the six months ended June 30, 2022.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, and proceeds from the exercise of stock options. Net cash used in financing activities increased by $626.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the $500.0 million repurchase of Class A common stock during the six months ended June 30, 2023 as well as our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter of 2022.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2023.
Interest Rate Risk
As of June 30, 2023, we held cash, cash equivalents and marketable securities of $2,295.4 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $6.8 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
•there are macro level conditions that are beyond our control, such as the COVID-19 pandemic that cause users to spend less time on our platform; or
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

Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform which may result in lower users engagement with such content. For example, we have invested in publishing native content and short form video content on our platform. User engagement has declined and may continue to decline as we continue to learn to distribute this native and short form video content efficiently and as users learn new ways to use and navigate our platform. As a result, we may not be able to provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform. We do this by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We may also use new technologies such as generative artificial intelligence which, despite our best efforts, may generate content that is not relevant or useful to our users. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and Twitter by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.
We regularly monitor how our advertising affects users’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to users. Therefore, we may decide to change the number of advertisements or eliminate certain types of advertisements to maintain users’ satisfaction in the service. Further, advertisements may be placed near content that may not be relevant or inspiring which may deter advertisers from using our platform.
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
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by users, advertisers, creators, publishers and other third parties. We may face additional competition with the introduction of new technologies and market entrants. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, many of our competitors have introduced shopping platforms, expanded their video-based and live shopping experiences and launched a series of features and integrations that add DIY or How To videos. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than ours. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
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

Although we have experienced rapid growth and demand for our product in our initial years, we have not seen the same level of rapid growth more recently and cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology such as artificial intelligence ("AI") and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies may face a competitive disadvantage. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results. Further, due to challenging macroeconomic conditions, we may make decisions to save costs in certain ways that adversely affect our business, operations, revenue and financial results.
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
Continued development and use of artificial intelligence may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and artificial intelligence (“AI”) technologies in our product, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued use of any AI technologies into our products may result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we expand the use of AI into our product offerings. AI technologies, including generative AI, may create content that is factually inaccurate or flawed. Such content may expose us to brand or reputational harm and/or legal liability. The use of certain AI technologies presents emerging ethical and social issues, and if we offer solutions that draw scrutiny or controversy due to their perceived or actual impact on users or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the CPRA which went into effect in 2023 and significantly modifies the CCPA, has led to further uncertainty and requires us to incur additional costs and expenses. A few other states have also enacted privacy laws similar to the CPRA, which become operative in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We currently have a flexible work model which provides for a more distributed workforce. Our new future work strategy, including our efforts related to employee onboarding, training and development and retention may not be successful. Further, our future work strategy may continue to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the EU Digital Services Act (“DSA”), which will be applicable to Pinterest as of August 25, 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.
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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Some open source software may include generative artificial intelligence software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation.
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

Additionally, in October 2020, the Organisation for Economic Co-operation and Development, as part of its Base Erosion and Profit Shifting Action Plan, released proposals that provide a long-term, multilateral framework on taxation of the digital economy. Recently, the Inclusive Framework jurisdictions announced they reached agreement on the proposals endorsed by the Group of Twenty intergovernmental political forum, including a global minimum tax to be implemented in 2024. Some jurisdictions have already enacted a tax on technology companies that generate revenues from the provision of digital services, including the United Kingdom, France, Spain and Italy, to capture tax revenue more immediately. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure. Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $243.5 million and $48.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $2,358.2 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry, current inflationary environment;
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
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. Thus, we are subject to review and potential audit by a number of U.S. federal, state, local and non-U.S. tax authorities. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Further, tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third party and intercompany arrangements (including transfer pricing and the manner in which we develop, value and use our intellectual property), may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business and financial results. In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to our Irish subsidiary, which resulted in an increase in foreign deferred tax assets. We cannot be certain that this transfer will not lead to any unanticipated tax consequences which could harm our financial results.

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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.3% of the voting power of our outstanding capital stock as of June 30, 2023. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their

Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,873,085,669 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended June 30, 2023:

Period	Total number of shares purchased (1)(3)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
				(in thousands)
April 1 - April 30, 2023	2,037,579	$27.46	1,501,245	$—
May 1 - May 31, 2023	14,093,207	$22.36	13,633,770	$—
June 1 - June 30, 2023	5,155,443	$25.01	3,310,908	$—
	21,286,229		18,445,923

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases and excludes $0.5 million excise tax resulting from the Inflation Reduction Act of 2022.
(3)On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which we completed in the second quarter of 2023. Refer to Note 4 to our condensed consolidated financial statements for further information on our stock repurchase program.

Item 5. Other Information
During the last fiscal quarter, our directors and officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below.:
1.On May 12, 2023, Wanji Walcott, our Chief Legal Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1(c)”) to sell, between August 16, 2023 and August 31, 2024, (a) up to 14,199 shares of our Class A common stock, and (b) up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes applicable following the vesting and settlement of 251,890 RSUs.
2.On May 17, 2023, Christine Deputy, our Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between August 21, 2023 and June 19, 2024, (a) up to 135,457 shares of our Class A common stock, and (b) up to the total number of shares of our Class A common stock to be issued to Ms. Deputy after the satisfaction of applicable taxes following the vesting and settlement of 151,041 RSUs.
3.On May 24, 2023, Jeffrey Jordan, a member of our board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) on behalf of the Jordan Family Revocable Trust to sell, between October 11, 2023 and October 10, 2024, up to 120,000 shares of our Class A common stock.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Offer Letter, dated May 24, 2023, between Pinterest, Inc. and Julia Brau Donnelly	8-K	001-38872	10.1	May 30, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: August 1, 2023	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2023	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)