Form 10-Q
period 2023-09-30
PINTEREST, INC.
filed 2023-10-30
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 24, 2023, there were 586,342,235 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 88,016,296 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,168,419	$1,611,063
Marketable securities	1,162,260	1,087,164
Accounts receivable, net of allowances of $9,554 and $12,672 as of September 30, 2023 and December 31, 2022, respectively	624,223	681,532
Prepaid expenses and other current assets	84,365	74,918
Total current assets	3,039,267	3,454,677
Property and equipment, net	26,998	59,575
Operating lease right-of-use assets	105,300	206,253
Goodwill and intangible assets, net	119,302	124,822
Other assets	13,715	17,403
Total assets	$3,304,582	$3,862,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,490	$87,920
Accrued expenses and other current liabilities	232,855	292,611
Total current liabilities	304,345	380,531
Operating lease liabilities	170,860	178,694
Other liabilities	22,735	21,851
Total liabilities	497,940	581,076
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 585,737 and 593,918 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 87,902 and 89,284 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	5,165,530	5,407,724
Accumulated other comprehensive loss	(7,449)	(11,419)
Accumulated deficit	(2,351,446)	(2,114,658)
Total stockholders’ equity	2,806,642	3,281,654
Total liabilities and stockholders’ equity	$3,304,582	$3,862,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$763,203	$684,550	$2,073,809	$1,925,365
Costs and expenses:
Cost of revenue	170,998	182,603	510,664	493,569
Research and development	264,698	254,684	800,435	683,740
Sales and marketing	225,929	229,873	670,299	615,863
General and administrative	106,577	86,765	414,339	239,738
Total costs and expenses	768,202	753,925	2,395,737	2,032,910
Loss from operations	(4,999)	(69,375)	(321,928)	(107,545)
Interest income (expense), net	26,691	8,928	76,480	13,649
Other income (expense), net	(4,596)	(9,726)	(2,094)	(20,822)
Income (loss) before provision for (benefit from) income taxes	17,096	(70,173)	(247,542)	(114,718)
Provision for (benefit from) income taxes	10,363	(4,992)	(10,754)	(1,180)
Net income (loss)	$6,733	$(65,181)	$(236,788)	$(113,538)
Net income (loss) per share:
Basic	$0.01	$(0.10)	$(0.35)	$(0.17)
Diluted	$0.01	$(0.10)	$(0.35)	$(0.17)
Weighted-average shares used in computing net income (loss) per share:
Basic	669,261	669,171	674,853	662,816
Diluted	687,101	669,171	674,853	662,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$6,733	$(65,181)	$(236,788)	$(113,538)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	1,646	(1,772)	4,404	(11,810)
Change in foreign currency translation adjustment	(389)	(1,075)	(434)	(2,114)
Comprehensive income (loss)	$7,990	$(68,028)	$(232,818)	$(127,462)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082
Release of restricted stock units and issuance of restricted stock awards, net	3,232	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(80,723)	—	—	(80,723)
Issuance of common stock for cash upon exercise of stock options, net	391	—	1,448	—	—	1,448
Issuance of common stock related to charitable contributions	500	—	12,890	—	—	12,890
Repurchases of Class A common stock	—	—	74	—	—	74
Share-based compensation	—	—	171,881	—	—	171,881
Other comprehensive income	—	—	—	1,257	—	1,257
Net income	—	—	—	—	6,733	6,733
Balance as of September 30, 2023	673,639	$7	$5,165,530	$(7,449)	$(2,351,446)	$2,806,642

	Three Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	670,126	$7	$5,216,308	$(13,258)	$(2,066,968)	$3,136,089
Release of restricted stock units and issuance of restricted stock awards, net	6,774	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(60,404)	—	—	(60,404)
Issuance of common stock for cash upon exercise of stock options, net	249	—	727	—	—	727
Share-based compensation	—	—	136,158	—	—	136,158
Other comprehensive loss	—	—	—	(2,847)	—	(2,847)
Net loss	—	—	—	—	(65,181)	(65,181)
Balance as of September 30, 2022	677,149	$7	$5,292,789	$(16,105)	$(2,132,149)	$3,144,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	9,487	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(243,926)	—	—	(243,926)
Issuance of common stock for cash upon exercise of stock options, net	1,666	—	4,664	—	—	4,664
Issuance of common stock related to charitable contributions	500	—	12,890	—	—	12,890
Repurchases of Class A common stock	(21,216)	—	(500,455)	—	—	(500,455)
Share-based compensation	—	—	484,633	—	—	484,633
Other comprehensive income	—	—	—	3,970	—	3,970
Net loss	—	—	—	—	(236,788)	(236,788)
Balance as of September 30, 2023	673,639	$7	$5,165,530	$(7,449)	$(2,351,446)	$2,806,642

	Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528	$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	15,471	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(98,357)	—	—	(98,357)
Issuance of common stock for cash upon exercise of stock options, net	4,806	—	4,807	—	—	4,807
Share-based compensation	—	—	326,811	—	—	326,811
Other comprehensive loss	—	—	—	(13,924)	—	(13,924)
Net loss	—	—	—	—	(113,538)	(113,538)
Balance as of September 30, 2022	677,149	$7	$5,292,789	$(16,105)	$(2,132,149)	$3,144,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(236,788)	$(113,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,185	26,884
Share-based compensation	484,633	326,811
Non-cash charitable contributions	12,890	—
Impairment and abandonment charges for leases and leasehold improvements	117,315	—
Other	(15,470)	10,731
Changes in assets and liabilities:
Accounts receivable	59,303	144,083
Prepaid expenses and other assets	(2,308)	(37,960)
Operating lease right-of-use assets	43,785	39,140
Accounts payable	(16,711)	71,603
Accrued expenses and other liabilities	(54,780)	(17,852)
Operating lease liabilities	(53,373)	(38,990)
Net cash provided by operating activities	354,681	410,912
Investing activities
Purchases of property and equipment and intangible assets	(3,780)	(27,931)
Purchases of marketable securities	(1,065,445)	(688,146)
Sales of marketable securities	31,709	4,168
Maturities of marketable securities	978,804	735,819
Acquisition of business, net of cash acquired	—	(86,059)
Net cash used in investing activities	(58,712)	(62,149)
Financing activities
Proceeds from exercise of stock options, net	4,664	4,807
Repurchases of Class A common stock	(500,000)	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(243,926)	(98,357)
Net cash used in financing activities	(739,262)	(93,550)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	648	(3,558)
Net increase (decrease) in cash, cash equivalents and restricted cash	(442,645)	251,655
Cash, cash equivalents and restricted cash, beginning of period	1,617,660	1,427,064
Cash, cash equivalents and restricted cash, end of period	$1,175,015	$1,678,719
Supplemental cash flow information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$35,347	$19,783

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,168,419	$1,671,320
Restricted cash included in prepaid expenses and other current assets	2,542	1,869
Restricted cash included in other assets	4,054	5,530
Total cash, cash equivalents and restricted cash	$1,175,015	$1,678,719

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$869,051	$—	$—	$869,051
Commercial paper	—	80,604	—	80,604
Marketable securities:
Corporate bonds	—	359,680	—	359,680
Commercial paper	—	245,549	—	245,549
U.S. treasury securities	292,659	—	—	292,659
Certificates of deposit	—	157,821	—	157,821
U.S. agency bonds	—	85,984	—	85,984
Non-U.S. government and supranational bonds	—	14,552	—	14,552
Municipal securities	—	6,015	—	6,015
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Other assets:
Certificates of deposit	$—	$4,054	$—	$4,054

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,017,191	$—	$—	$1,017,191
Commercial paper	—	111,975	—	111,975
Corporate bonds	—	1,542	—	1,542
U.S. treasury securities	5,990	—	—	5,990
Marketable securities:
Corporate bonds	—	363,075	—	363,075
Commercial paper	—	241,192	—	241,192
U.S. treasury securities	242,916	—	—	242,916
Certificates of deposit	—	158,246	—	158,246
Municipal securities	—	27,449	—	27,449
Non-U.S. government and supranational bonds	—	22,599	—	22,599
U.S. agency bonds	—	31,687	—	31,687
Prepaid expenses and other current assets:
Certificates of deposit	—	1,067	—	1,067
Other assets:
Certificates of deposit	$—	$5,530	$—	$5,530
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were immaterial in the aggregate as of September 30, 2023 and December 31, 2022. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2023 and December 31, 2022.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2023
Due in one year or less	$893,173
Due after one to five years	269,087
Total	$1,162,260
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2023, our remaining contractual commitment is $1,908.7 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2023.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 142,711,633 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2023.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the nine months ended September 30, 2023, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2022	15,799	$13.25	6.1	$174,165
Exercised	(1,666)	2.80
Outstanding as of September 30, 2023	14,133	$14.49	5.9	$177,236
Exercisable as of September 30, 2023	7,648	$9.83	3.5	$131,553

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the nine months ended September 30, 2023 and 2022, was $21.3 million and $2.4 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $38.9 million and $88.2 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2023, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	54,518	$25.46
Granted(1)	25,184	25.14
Released	(21,213)	24.89
Forfeited(1)	(7,090)	23.44
Outstanding as of September 30, 2023	51,399	$25.82

(1)Includes the effects of awards modified during the nine months ended September 30, 2023.
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$2,989	$2,189	$8,038	$4,800
Research and development	112,879	89,669	315,724	223,995
Sales and marketing	25,857	23,294	71,444	53,564
General and administrative	30,156	21,006	89,427	44,452
Total share-based compensation	$171,881	$136,158	$484,633	$326,811

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023, we had $1,284.2 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.4 years.
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

On September 16, 2023, our board of directors authorized a new stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of September 30, 2023, $1.0 billion remains available for repurchases under the stock repurchase program.
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
Diluted income (loss) per share gives effect to all potential shares of common stock, including stock options, RSAs and RSUs, to the extent these are dilutive. The calculation of diluted net income (loss) of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) of Class B common stock does not assume the conversion of those shares to Class A common stock.
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$5,847	$886	$(56,362)	$(8,819)	$(205,602)	$(31,186)	$(98,224)	$(15,314)
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	581,235	88,026	578,637	90,534	585,973	88,880	573,415	89,401
Basic net income (loss) per share	$0.01	$0.01	$(0.10)	$(0.10)	$(0.35)	$(0.35)	$(0.17)	$(0.17)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$5,847	$886	$(56,362)	$(8,819)	$(205,602)	$(31,186)	$(98,224)	$(15,314)
Reallocation of net income as a result of conversion of Class B to Class A common stock	886	—	—	—	—	—	—	—
Reallocation of net income to Class B common stock	—	(25)	—	—	—	—	—	—
Diluted net income (loss)	$6,733	$861	$(56,362)	$(8,819)	$(205,602)	$(31,186)	$(98,224)	$(15,314)
Denominator
Basic weighted-average shares used in computing net income (loss) per share	581,235	88,026	578,637	90,534	585,973	88,880	573,415	89,401
Conversion of Class B to Class A common stock	88,026	—	—	—	—	—	—	—
Weighted average effect of dilutive potential common stock	17,840	—	—	—	—	—	—	—
Diluted weighted-average shares used in computing net income (loss) per share	687,101	88,026	578,637	90,534	585,973	88,880	573,415	89,401
Diluted net income (loss) per share	$0.01	$0.01	$(0.10)	$(0.10)	$(0.35)	$(0.35)	$(0.17)	$(0.17)

Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	8,553	20,004	14,750	17,063
Unvested restricted stock units and restricted stock awards	5,327	57,967	53,967	47,941
Total	13,880	77,971	68,717	65,004
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three and nine months ended September 30, 2023 and 2022. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2018 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. and Canada(1)	$592,366	$562,434	$1,613,840	$1,555,233
Europe(2)	118,469	90,110	334,666	283,758
Rest of World	52,368	32,006	125,303	86,374
Total revenue	$763,203	$684,550	$2,073,809	$1,925,365

(1)United States revenue was $560.0 million and $534.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1,527.5 million and $1,475.3 million for the nine months ended September 30, 2023 and 2022, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2023	2022
United States	$70,265	$205,374
Ireland	17,748	4,950
Mexico	13,762	11,627
International(1)	30,523	43,877
Total property and equipment, net and operating lease right-of-use assets	$132,298	$265,828

(1)Other than the United States, Ireland and Mexico, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Restructuring
In March 2023, we initiated a restructuring plan intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment (the “Plan”).

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Plan was completed and restructuring charges during the three months ended September 30, 2023 were immaterial. Restructuring charges during the nine months ended September 30, 2023 were as follows (in thousands):

	Nine Months Ended September 30, 2023
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
9. Subsequent Events
In October 2023, we amended our existing five-year $400.0 million revolving credit facility (the “2022 revolving credit facility”), which increased our aggregate commitment to $500.0 million and reduced our accordion option from $405.0 million to $305.0 million. There were no other material changes to the existing terms and conditions of the 2022 revolving credit facility. We are in compliance with all covenants, and there were no amounts outstanding under the credit facility as of the filing of the Quarterly Report on Form 10-Q.

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2023 are as follows:
•Revenue was $763.2 million, an increase of 11% compared to the three months ended September 30, 2022.
•Monthly active users ("MAUs") were 482 million, an increase of 8% compared to September 30, 2022.
•Share-based compensation expense was $171.9 million, an increase of $35.7 million compared to the three months ended September 30, 2022.
•Total costs and expenses were $768.2 million.
•Loss from operations was $5.0 million.
•Net income was $6.7 million.
•Adjusted EBITDA was $184.7 million.
•Cash, cash equivalents and marketable securities was $2,330.7 million.
•Headcount was 3,966.
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
Restructuring
In March 2023, we initiated a restructuring plan intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment. This includes a workforce reduction of approximately 4% and a plan to sublease or abandon certain leased office spaces. The Plan was completed and restructuring charges during the three months ended September 30, 2023 were immaterial.
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
As of September 30, 2023, global MAUs increased compared to September 30, 2022 primarily due to our investments in relevance and personalization beginning in the second quarter of 2022.
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
Quarterly Average Revenue per User
For the three months ended September 30, 2023, global ARPU was $1.61, which represents an increase of 3% compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, U.S. and Canada ARPU was $6.46, an increase of 5%, Europe ARPU was $0.91, an increase of 26%, and Rest of World ARPU was $0.12, an increase of 16% compared to the three months ended September 30, 2022.
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes, restructuring charges and non-cash charitable contributions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$6,733	$(65,181)	$(236,788)	$(113,538)
Depreciation and amortization	4,902	10,529	16,185	26,884
Share-based compensation	171,881	136,158	484,633	326,811
Interest income (expense), net	(26,691)	(8,928)	(76,480)	(13,649)
Other income (expense), net	4,596	9,726	2,094	20,822
Provision for (benefit from) income taxes	10,363	(4,992)	(10,754)	(1,180)
Restructuring charges	—	—	126,882	—
Non-cash charitable contributions	12,890	—	12,890	—
Adjusted EBITDA	$184,674	$77,312	$318,662	$246,150

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
Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest earned on our cash equivalents and marketable securities and foreign currency exchange gains and losses.
Provision for (Benefit From) Income Taxes. Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes adjusted for discrete items.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes, restructuring charges and non-cash charitable contributions. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$763,203	$684,550	$2,073,809	$1,925,365
Costs and expenses(1):
Cost of revenue	170,998	182,603	510,664	493,569
Research and development	264,698	254,684	800,435	683,740
Sales and marketing	225,929	229,873	670,299	615,863
General and administrative	106,577	86,765	414,339	239,738
Total costs and expenses	768,202	753,925	2,395,737	2,032,910
Loss from operations	(4,999)	(69,375)	(321,928)	(107,545)
Interest income (expense), net	26,691	8,928	76,480	13,649
Other income (expense), net	(4,596)	(9,726)	(2,094)	(20,822)
Income (loss) before provision for (benefit from) income taxes	17,096	(70,173)	(247,542)	(114,718)
Provision for (benefit from) income taxes	10,363	(4,992)	(10,754)	(1,180)
Net income (loss)	$6,733	$(65,181)	$(236,788)	$(113,538)
Adjusted EBITDA(2)	$184,674	$77,312	$318,662	$246,150

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$2,989	$2,189	$8,038	$4,800
Research and development	112,879	89,669	315,724	223,995
Sales and marketing	25,857	23,294	71,444	53,564
General and administrative	30,156	21,006	89,427	44,452
Total share-based compensation	$171,881	$136,158	$484,633	$326,811
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	22	27	25	26
Research and development	35	37	39	36
Sales and marketing	30	34	32	32
General and administrative	14	13	20	12
Total costs and expenses	101	110	116	106
Loss from operations	(1)	(10)	(16)	(6)
Interest income (expense), net	3	1	4	1
Other income (expense), net	(1)	(1)	—	(1)
Income (loss) before provision for (benefit from) income taxes	2	(10)	(12)	(6)
Provision for (benefit from) income taxes	1	(1)	(1)	—
Net income (loss)	1%	(10)%	(11)%	(6)%
Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Revenue	$763,203	$684,550	11%	$2,073,809	$1,925,365	8%
Revenue for the three and nine months ended September 30, 2023 increased by $78.7 million and $148.4 million, respectively, compared to the three and nine months ended September 30, 2022 primarily due to growth in demand from our awareness and conversion objectives. Revenue growth was primarily driven by an 8% increase in MAUs as well as 3% and 1% respective increases in ARPU for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The number of advertisements served increased by 26% and 30% while the price of advertisements decreased by 12% and 17% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 respectively.
Revenue based on our estimate of the geographic location of our users increased by 8% and 5%, respectively, in U.S. and Canada to $618.3 million and $1,668.7 million, Europe revenue increased by 33% and 17% to $114.2 million and $321.3 million, and Rest of World revenue increased by 29% and 32% to $30.8 million and $83.9 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Cost of revenue	$170,998	$182,603	(6)%	$510,664	$493,569	3%
Percentage of revenue	22%	27%		25%	26%
Cost of revenue for the three months ended September 30, 2023 decreased by $11.6 million compared to the three months ended September 30, 2022 primarily due to infrastructure efficiency initiatives. Cost of revenue for the nine months ended September 30, 2023 increased by $17.1 million compared to the nine months ended September 30,

2022, primarily due to higher absolute hosting costs due to higher compute utilization offset by infrastructure efficiency initiatives.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Research and development	$264,698	$254,684	4%	$800,435	$683,740	17%
Percentage of revenue	35%	37%		39%	36%
Research and development for the three and nine months ended September 30, 2023 increased by $10.0 million and $116.7 million, respectively, compared to the three and nine months ended September 30, 2022. These increases were primarily due to $23.2 million and $91.7 million respective increases in share-based compensation expense and 8% and 15% respective increases in average headcount, which drove higher personnel expenses, and were offset by lower allocated facilities costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Sales and marketing	$225,929	$229,873	(2)%	$670,299	$615,863	9%
Percentage of revenue	30%	34%		32%	32%
Sales and marketing for the three months ended September 30, 2023 decreased by $3.9 million compared to the three months ended September 30, 2022. Sales and marketing for the nine months ended September 30, 2023 increased by $54.4 million compared to the nine months ended September 30, 2022 primarily due to a 6% increase in average headcount, which drove higher personnel expenses, a $17.9 million increase in share-based compensation expense, and higher outsourced services costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
General and administrative	$106,577	$86,765	23%	$414,339	$239,738	73%
Percentage of revenue	14%	13%		20%	12%
General and administrative for the three and nine months ended September 30, 2023 increased by $19.8 million and $174.6 million, respectively, compared to the three and nine months ended September 30, 2022. These increases were primarily due to $9.2 million and $45.0 million respective increases in share-based compensation expense, $12.9 million in non-cash charitable contributions, and for the nine months ended September 30, 2023, $119.4 million of restructuring charges.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Interest income (expense), net	$26,691	$8,928	199%	$76,480	$13,649	460%
Other income (expense), net	(4,596)	(9,726)	(53)%	(2,094)	(20,822)	(90)%
Interest and other income (expense), net	$22,095	$(798)	(2,869)%	$74,386	$(7,173)	(1,137)%
Interest and other income (expense), net for the three and nine months ended September 30, 2023 increased by $22.9 million and $81.6 million, respectively, compared to the three and nine months ended September 30, 2022, primarily due to higher returns on our marketable securities as a result of higher interest rates and lower foreign currency exchange losses.
Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$10,363	$(4,992)	(308)%	$(10,754)	$(1,180)	811%
Provision for (benefit from) income taxes was primarily due to income (losses) generated in U.S. federal, state and certain foreign jurisdictions partially offset by changes in our valuation allowance for each of the periods presented and includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change

	(in thousands, except percentages)
Net income (loss)	$6,733	$(65,181)	110%	$(236,788)	$(113,538)	(109)%
Adjusted EBITDA	$184,674	$77,312	139%	$318,662	$246,150	29%
Net income for the three months ended September 30, 2023 was $6.7 million compared to net loss of $65.2 million for the three months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 was $236.8 million compared to $113.5 million for the nine months ended September 30, 2022. Adjusted EBITDA was $184.7 million and $318.7 million for the three and nine months ended September 30, 2023 compared to $77.3 million and $246.2 million for the three and nine months ended September 30, 2022, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2023, we had $2,330.7 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2023, $155.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
In October 2023, we amended our existing five-year $400.0 million revolving credit facility, which increased our aggregate commitment to $500.0 million and reduced our accordion option from $405.0 million to $305.0 million. There were no other material changes to the existing terms and conditions of the 2022 revolving credit facility. We are in compliance with all covenants, and there were no amounts outstanding under the credit facility as of the filing of the Quarterly Report on Form 10-Q.
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
On September 16, 2023, our board of directors authorized a new stock repurchase program of up to $1.0 billion of our Class A common stock. We intend for the stock repurchase program to be used primarily to offset long-term dilution from the issuance of stock under our Equity Incentive Plan and to serve such other purposes as may from time to time align with our capital allocation priorities and be in the interests of Pinterest and our stockholders, including the return of excess cash generated from our operations to our stockholders.
Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of September 30, 2023, $1.0 billion remains available for repurchases under the stock repurchase program.

For the nine months ended September 30, 2023 compared to 2022, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$354,681	$410,912
Investing activities	$(58,712)	$(62,149)
Financing activities	$(739,262)	$(93,550)
Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $56.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher personnel expenses.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities decreased by $3.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased maturities of marketable securities for the nine months ended September 30, 2023 and our acquisition of The Yes Platform Inc. in the second quarter of 2022, offset by increased purchases of marketable securities during the nine months ended September 30, 2023.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, and proceeds from the exercise of stock options. Net cash used in financing activities increased by $645.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the $500.0 million repurchase of Class A common stock during the nine months ended September 30, 2023 as well as our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter of 2022.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023.
Interest Rate Risk
As of September 30, 2023, we held cash, cash equivalents and marketable securities of $2,330.7 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $7.3 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform. We do this by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We may also use new technologies such as generative artificial intelligence (“AI”) which, despite our best efforts, may generate content that is not relevant or useful to our users. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and X (formerly Twitter) by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could result in decrease in user growth, retention or engagement.
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
Since substantially all our revenue is generated from advertising, our inability to serve the volume of advertisements desired by our advertisers may deter new or existing advertisers from using our platform which could harm our business, revenue and financial results.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We compete with consumer internet companies that are either tools (search, e-commerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Instagram), Google (including YouTube), Snap, TikTok and X (formerly Twitter), which provide their users with a variety of online products, services, content (including video), creator incentives and offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Many of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability, including armed conflict or hostilities, such as Russia's invasion of Ukraine and the onset of the war in the Middle East;
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

•compliance with environmental, social and governance (ESG) laws and with GDPR and similar data privacy and data protection laws;
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
Although we have experienced rapid growth and demand for our product in our initial years, we have not seen the same level of rapid growth more recently and cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. Further, we may not be able to continue to develop or maintain a long term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results. Further, due to challenging macroeconomic conditions, we may make decisions to save costs in certain ways that adversely affect our business, operations, revenue and financial results.
Over the years, our organization has grown in number of employees and offices. We also announced a flexible work model and a majority of our employees are working remotely. As a result, we are required to implement more complex organizational management structures. We also find it increasingly difficult to preserve our workplace culture, including our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true in recent times as we transitioned to our flexible work model and a majority of our employees are working remotely. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
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
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require users to agree to new terms of service that users do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as the boycott of Facebook and X (formerly Twitter) by some advertisers or allegations of the impact of social media on the mental health of users.
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

Continued development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our product, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued use of any AI technologies into our products may result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, AI and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees and potential employees' expectations, we may experience difficulties attracting and retaining personnel.
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
We are subject to many U.S. federal and state and international laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform. Our systems, tools and personnel that help us to proactively detect potentially illegal, policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video and live streaming content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the EU Digital Services Act (“DSA”), which became applicable to Pinterest as of August 25, 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.
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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or been fully addressed by federal or state regulations.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $236.8 million and $113.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $2,351.4 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
Adverse global economic and financial events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and the onset of the war in the Middle East, inflation, stress in the banking industry, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us. We may not perform well in adverse macroeconomic conditions and they could negatively impact our business and financial condition.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.0% of the voting power of our outstanding capital stock as of September 30, 2023. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. We have 5,871,547,320 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended September 30, 2023:

Period	Total number of shares purchased (1)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
				(in thousands)
July 1 - July 30, 2023	231,485	$28.61	—	$—
August 1 - August 31, 2023	17,941	$26.45	—	$—
September 1 - September 30, 2023	116,147	$27.02	—	$—
	365,573		—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Item 5. Other Information
During the last fiscal quarter, our directors and officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
1.On August 14, 2023, Sabrina Ellis, our Chief Product Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) to sell, between November 15, 2023 and August 27, 2024, (a) up to 51,372 shares of our Class A common stock, and (b) up to 50% of net shares of our Class A common stock to be issued to Ms. Ellis after the satisfaction of applicable taxes following the vesting and settlement of 362,611 RSUs.
2.On August 15, 2023, Evan Sharp, a member of our board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between November 15, 2023 and October 16, 2024, (a) up to 765,859 shares of our Class B common stock, held directly or indirectly, and (b) the total number of shares of our Class B common stock to be issued to Mr. Sharp after the satisfaction of applicable taxes following the vesting and settlement of 350,001 RSUs.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Pinterest, Inc. Severance Plan for Employees					X
10.2	First Amendment to Revolving Credit and Guaranty Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 19, 2023					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: October 30, 2023	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2023	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)