Form 10-K
period 2023-12-31
PINTEREST, INC.
filed 2024-02-08
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 001-38872
Pinterest, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3607129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

651 Brannan Street
San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the New York Stock Exchange on such date was approximately $13.8 billion.
As of February 2, 2024, there were 595,211,750 shares of the registrant’s Class A common stock, $.00001 par value per share, outstanding, and 83,771,609 shares of the registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Pinterest, Inc.
Table of contents

Note about forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” "will," "can,"“intends,” “plans”, “targets”, “forecasts”, “anticipates,” or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, stress in the banking industry, foreign exchange fluctuations and supply-chain issues;
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
•our ability to continue to use and develop artificial intelligence (“AI”) as well as managing the challenges and risks posed by AI;
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

Note about forward-looking statements
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

Note about forward-looking statements
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

5

Note about forward-looking statements
•our certificate of incorporation’s designation of a state or federal court located within Delaware as the exclusive forum for substantially all disputes between us and our stockholders; and
•our intention not to pay dividends for the foreseeable future.

Limitations of key metrics and other data
The numbers for our key metrics, which include our monthly active users (MAUs) and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. We define a MAU as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs do not include Shuffles users unless they would otherwise qualify as MAUs. Unless otherwise indicated, we present MAUs based on the number of MAUs measured on the last day of the current period. We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We use these metrics to assess the growth and health of the overall business and believe that MAUs and ARPU best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

Part I
Item 1. Business
Overview
Pinterest is a visual search and discovery platform, positioned at the intersection of search, social, and commerce. We offer a unique and differentiated experience that enables people to go from inspiration to action all on one consumer internet property. Our primary service, Pinterest, can be accessed through our mobile application or the web.
People use Pinterest to find useful, relevant ideas—and then bring them to life. People don’t always have the words to describe what they’re looking for, but often know it when they see it. As they browse Pinterest content (called “Pins”), they fine-tune their tastes and find the perfect idea. Users interact with the platform in dynamic multi-session journeys to find inspiration, curate their latest look, plan their next project and shop from great brands. This happens at a massive scale, with billions of searches and saves per month.
All of this allows us to use intent-based signals to show relevant and engaging content to our users. This inspiration-to-action journey maps clearly to the advertiser marketing funnel and helps brands to reach customers at every point in their discovery-to-purchase journey through digital ads. We believe users and advertisers intentionally choose Pinterest because of our efforts to create a positive and more brand safe environment. As a result, we make deliberate decisions through our policies and product development and aim to deliver on that experience, creating value for advertisers who can showcase their product and services in an inspiring and positive environment.
Our Users and Our Platform
498 million monthly active users from around the world come to Pinterest to find new ideas, curate and refine their tastes, and turn those ideas into reality. Our platform particularly resonates with women, who comprise roughly two-thirds of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent over 40% of our user base. Geographically, we have a diverse user set, representing over 100 countries globally.
Content on Pinterest comes from a variety of sources, including retailers, brands, creators, publishers and users. We acquire that content via a wide range of methods including product catalog uploads, direct publishing, and user curation. Content formats include images that allow you to click into an idea to learn more, videos that provide the steps of an idea, and products that brands and merchants upload from catalogs.
On Pinterest, users interact with several surfaces, each of which offers distinct functionalities and experiences. Users often move between these surfaces various times in a single session, and across multiple sessions. Saving content and creating boards are highly unique and beneficial to our ecosystem, as we utilize the signals from the curation to help serve users even more relevant content recommendations.
Home Feed: When users open the Pinterest mobile application or navigate to www.pinterest.com, they are by default in their Home Feed, where they can discover Pins relevant to their tastes and interests in a scrolling format. As users interact with more content - through searching, saving, and curating - their Home Feed is designed to become even more representative of their interests.
Search Page: On the Search surface, users find Pins they are looking for by typing a query in the search bar. The search functionality allows users to see many relevant possibilities that are personalized for their individual taste and interests. Users often come to Pinterest with a vague idea of what they’re looking for, and use our visual search functionality to narrow their focus. As such, over 90% of our searches are unbranded.
Related Pins: Visual discovery on Pinterest also happens when a user taps on a Pin to learn more about an idea or image, and a feed of visually similar Pins is served beneath the tapped image. These related Pins help users springboard off a point of inspiration to explore deeper into an interest or narrow in on the perfect product. Our related pins surface is powered by our recommendation models that use computer vision designed to identify products in the Pin, and show other relevant organic or ads content that the user might find valuable to their inspiration to action journey.

Part I
Boards: Users save and organize Pins onto virtual “boards.” Boards often are labeled with topical categories like “Hawaiian vacation,” ”spring outfits” or “living room furniture,” and are a collection of Pins that help users organize the vast amount of visual content that they interact with on the platform.
How we monetize the inspiration to action journey:
Our Flywheel
Our users often come to the platform to get inspiration for many of life’s moments, which can lead to discovering new products and brands. As a result, commercial content from brands, retailers and advertisers is central to Pinterest. We believe that in-market consumers on Pinterest tend to be early in their journey toward a purchase decision and do not yet know exactly what they want to purchase. Accordingly, we believe that they are open to discovering new products and brands on Pinterest rather than merely navigating to brands they already know, as is common on traditional search engines and e-commerce platforms. This creates a unique flywheel where relevant ads can not only enhance the user experience, but also drive more value for advertisers in the form of increased views, clicks, and conversions.
Our Advertising System
Ad Formats
We have a number of advertising products to help advertisers meet users across the full funnel, from upper funnel brand advertising to lower funnel performance advertising. Many of our ad formats can be leveraged by advertisers across upper and lower funnel objectives. Additionally, many of these formats are enabled with mobile deep links and/or direct link capabilities for a seamless, one-click handoff from ad to merchant product page.
•Standard ad: A static image used to showcase content in a simple vertical image format.
•Video ad: Used by advertisers to capture attention and tell a story with a visually engaging format.
•Shopping ad: Used by advertisers who wish to promote specific products in their catalogs to reach users who are deciding what to buy.
•Carousel ad: Multiple static images or videos in one carousel, used by advertisers to showcase more than one image or video at a time.
•Collection ad: Used by advertisers to display products in action with a hybrid format that mixes lifestyle imagery and video with featured products.
•Interactive ad: Used by advertisers to engage with their users through interactive formats.
Ad Auction
The vast majority of our advertisers buy ads through an auction-based system. Our ad auction allows us to serve ads to users at relevant moments while optimizing business outcomes for advertisers.
We offer ads across both upper and lower funnel. Upper funnel “brand” revenue is billed when an advertiser optimizes an ad campaign around “brand” objectives like impressions ("CPM") or video views ("CPV"). Lower funnel revenue is billed when an advertiser optimizes an ad campaign around “performance” objectives like clicks ("CPC"), actions (“CPA”) or conversion events ("oCPM") such as a checkout or add-to-cart.
Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance and creative quality.
Campaign Management
Advertisers can set up campaigns, track results and improve performance over time through our Ads Manager or the Pinterest API. Advertisers can also buy our Premiere Spotlight ad format directly through a Pinterest relationship manager on a cost per day (“CPD”) basis. To help maximize performance, advertisers can target specific groups of users based on

Part I
interests, demographics and search keywords. We are continuing to make significant investments in AI to automate our ads platform. As of the year-ended December 31, 2023, the vast majority of our revenue flowed through our AI-enabled automated bidding tool.
Measurement
Measuring the effectiveness of digital ad spend is a high priority for our advertisers. Our first-party measurement solutions leverage tools like APIs and clean rooms which are designed to help advertisers recognize the value of an investment on our platform across a variety of objectives. We also have tools to help advertisers understand our contribution and drivers to conversion, and incremental impact. Advertisers can leverage our leading third-party measurement partners to validate Pinterest’s performance individually and across channels. Additionally, our API is integrated with other third -party partners to help increase adoption of our measurement tools.
Sales and Marketing
Our go-to-market approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives, from building awareness to driving consideration and delivering conversions. We have advertisers across multiple verticals including retail, consumer packaged goods, travel, financial services, and auto. We serve these advertisers in customized ways depending on their size, sophistication and objectives across the full funnel. The majority of our advertisers utilize our Ads Manager platform to initiate and manage their campaigns. We also have a global sales force presence in 14 countries who work directly with advertisers and ad agencies to provide additional support through the campaign management cycle. In some geographies, we work with other third-parties to support our sales efforts.
Marketing
We have historically grown our global user base with relatively low marketing costs given the strength of our global brand, the utility of our service and unpaid traffic from search engines. We also use paid marketing to grow and retain our user base, build brand awareness, and attract advertisers through business marketing and scaled education tools for optimizing campaigns on our platform.
Our technology innovation
We believe we have one of the largest image-rich data sets ever assembled. Using our proprietary AI technology and computer vision, we can leverage our data sets to analyze trends, understand intent and predict consumer behavior at a massive scale, to help serve personalized and relevant recommendations for users and improved ads delivery for our customers. We aim to continue innovating on our industry- leading work across AI to deepen our foothold in visual search and discovery.
Our competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks), particularly ones focused on advertising. Many are larger and have significantly greater financial and human resources such as Amazon, Meta (including Facebook and Instagram), Google (including YouTube), Snap, TikTok and X (formerly known as Twitter), that offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well.
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
As of December 31, 2023, we had over 400 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 660 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
We are also dependent on third-party content, technology and intellectual property in connection with our business.
We are presently involved in litigation related to our intellectual property, and expect to continue to face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed or otherwise violated their intellectual property rights.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. In addition, pending legislations, including the implementation of the EU Directive on Copyright in the Digital Single Market ("EU Copyright Directive") in EU Member States have and may impose additional obligations or liability on us associated with content uploaded by users to our platform.
We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), including the California Privacy Rights Act (“CPRA”) and other state laws that may take effect in 2024. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, creates new regulatory and operational requirements for processing personal data, increases requirements for security and confidentiality and provides for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending concerning content regulation, transparency, and access, as well as data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
Government authorities outside the United States may also seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. For example, access to our service has been

Part I
or is currently restricted in whole or in part in in certain countries. In addition, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content.
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
Talent management and development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2023, we had 4,014 full-time employees.
Inclusion and diversity
We strive to create an inclusive and diverse workplace where employees are empowered to bring their whole, authentic selves to work every day. We seek for and respect diverse perspectives which we believe helps us create a more inclusive and diverse product.
We seek inclusion and diversity at the highest level in our organization. Our board of directors includes directors from various backgrounds, industries, skills and experience. Our board of twelve directors is composed of nine independent directors. Our board as well as our leadership team is diverse in terms of gender, race, skills, expertise and experience.
We have published a diversity report annually since 2015 which we make publicly available on our website. We believe it is important to hold ourselves accountable to creating a diverse workforce. Our diversity report includes our current hiring goals, how we performed against the goals and our workforce demographic data.
We have also created employee resource groups that are aligned around dimensions of diversity, such as gender, ethnicity, sexual orientation or other shared attributes, which we believe help build community and enable equal opportunities for development.
Amongst other initiatives and avenues for raising concerns, we have a third-party ombuds program intended to give every employee the opportunity to engage confidentially with neutral, trained professionals for independent support resolving conflicts in the workplace.
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

Part I
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
Corporate information
We were incorporated in Delaware in October 2008 as Cold Brew Labs Inc. In April 2012, we changed our name to Pinterest, Inc. Our principal executive offices are located at 651 Brannan Street, San Francisco, California 94107, and our telephone number is (415) 762-7100. We completed our initial public offering in April 2019 and our Class A common stock is listed on the New York Stock Exchange under the symbol “PINS.” Unless the context requires otherwise, the words “Pinterest,” “we,” “Company,” “us” and “our” refer to Pinterest, Inc. and our wholly owned subsidiaries.
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
Most advertisers do not have long-term advertising commitments with us. Many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In order to increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and technology and/or expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and may reduce or stop their spend on our platform. In addition, some advertisers may view some of our products or our platform as experimental and may devote only a small portion of their advertising spend to our platform unless we improve existing and develop new measurement tools that better demonstrate the effectiveness of our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. While we continue to develop and deploy tools to allow advertisers to create content for our platform, we may be unable to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do, or continue to do, business with us if they do not believe that advertisements on our platform are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
In addition, a portion of our revenue is derived from partnerships with third-party advertising platforms. We may be unable to maintain these partnerships or identify and secure new partnerships on commercially reasonable terms. In addition, we may be exposed to reputational and other risks arising from our business association with these partners. Any of these events could harm our business, revenue and financial results.
Our advertising revenue could be harmed by many other factors, including:
•changes in the price of advertisements;
•our inability to create new products that sustain or increase the value of our advertisements;
•our inability to meet advertiser demand on our platform if we cannot increase the size and engagement of our user base;
• if our partnerships for third party advertisement demand do not yield expected business impact;
•our inability to find the right balance between brand and performance advertising and provide the right products and platform to support the pricing and demand needed for each of the advertisers and their advertising objectives;

Part I
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
•the macroeconomic conditions and the status of the advertising industry, such as fear of recession, inflation, supply chain issues, and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
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
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase user engagement and our monetization efforts. . Our platform particularly resonates with women, who comprise roughly two-thirds of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent over 40% of our user base. We may not be able to further increase the number of users in these demographics and may need to increase the number of users in other demographics, such as men and international users, in order to grow our users. Further, we may make changes to our product that makes it less attractive for a particular demographic.
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

Part I
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
•there are macro level conditions that are beyond our control, such as those arising from the end of the COVID-19 pandemic and public health emergency declarations that caused users to spend less time on our platform; or
•the other risks and uncertainties described in this Annual Report on Form 10-K occur.
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
Our success depends on our ability to provide users with content, including advertisements and shopping content, that is useful and relevant to their personal taste and interests, which in turn, depends on the content contributed by our users, creators, publishers, advertisers, merchants and other third-party partners and the manner in which we present that content to users. We may not be able to effectively compete for content on our platform, may not be able to effectively partner with third-party content publishers or may get content that is not relevant, useful or inspiring to our users.
Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not always correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the pins as prior content and forms of content that have been saved repeatedly on our platform, which may result in lower users engagement with such content. For example, we have invested in publishing native content and short form video content on our platform. User engagement has declined and may continue to decline as we continue to learn to distribute this native and short form video content efficiently and as users learn new ways to use and navigate our platform. As a result, we do not always provide adequate, useful or relevant content to our users. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in

Part I
non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform. We do this by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We also use new technologies such as generative artificial intelligence (“AI”) which, despite our best efforts, may generate content that is not relevant or useful to our users and can subject us to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the boycott of Facebook and X (formerly Twitter) by some advertisers and the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform, which could adversely affect our business and revenue. Any of these factors could decrease our user growth, retention or engagement.
We regularly monitor how our advertising affects users’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to users, and will, from time to time, change the number of advertisements or eliminate certain types of advertisements to maintain users’ satisfaction in the service. Further, advertisements may be placed near content that may not be relevant or inspiring which can deter advertisers from using our platform.
From time to time, we make changes to our platform based on feedback provided by users or advertisers. These decisions may not produce the short-term or long-term benefits that we expect, in which case user growth, retention and engagement, our relationships with advertisers, and our business, revenue and financial results could be harmed.
If we are unable to collect and use data because of data privacy laws and regulations, it could impact our ability to effectively deliver relevant content. These laws and regulations may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws and regulations, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. These and other decisions we make related to data privacy, including with respect to the privacy-centric advertising performance measurement tools that we have developed and may develop in the future, may fall short of our users’ expectations, and even if we satisfy their expectations, the increase in media attention generally about online privacy and data protection may motivate users to take certain actions to protect their privacy. For these and other reasons, our users may elect not to allow data sharing. This could impact our ability to deliver relevant content aligned with users’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
Since substantially all our revenue is generated from advertising, our inability to serve the volume of advertisements desired by our advertisers, may deter new or existing advertisers from using our platform, which could harm our business, revenue and financial results.
If we are unable to compete effectively for users, our business, revenue and financial results could be harmed.
We face significant competition to attract, retain and engage users and for their time and attention. We compete with consumer internet companies that are either tools (search, e-commerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Instagram), Google (including YouTube), Snap, TikTok and X (formerly Twitter), which provide their users with a variety of online products, services, content (including video), and offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Many of these competitors also have access to larger volumes of data and

Part I
platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by users, advertisers, creators, publishers and other third parties. We may face additional competition with the introduction of new technologies and market entrants. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, many of our competitors have introduced shopping platforms, expanded their video-based and live shopping experiences. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than ours. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
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

Part I
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
Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions, which could adversely affect our revenue. As the advertising market generates and develops new concepts and technologies, we may incur additional costs to implement more effective products and tools. We may introduce changes to our existing ad products or develop and introduce new and unproven ad products with which we have little or no prior experience. For example, as we execute on our business strategy of transitioning to provide full funnel advertising solutions there is no guarantee that the lower funnel performance advertising solutions that we have developed and that we may develop in the future will be attractive to or effective for advertisers or that we will otherwise be successful in executing on this strategy. Each of these could result in unintended outcomes or results that are not well received by advertisers. In addition, if new or enhanced ad products fail to attract or retain advertisers, we may fail to generate sufficient revenue. Further, continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
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
We continue to develop and evolve our international growth strategy and may adjust the way we expand our business operations outside the United States. We may limit our expansion or decrease our operations in certain international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation and business, revenue and financial results. Alternatively, we may enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. In addition, as part of our growth and monetization strategy in markets outside the United States, we are working to partner with local third-party sales organizations, which we refer to as resellers. However, there is no guarantee that resellers will choose to work with us or be willing to invest the time and resources required to train their staff to effectively sell our platform or that this strategy will be successful to increase average revenue per user in these markets. Further, in order to expand successfully, we need to offer content and products that are customized and relevant to local users and advertisers, which requires significant investment of time and resources.
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:

Part I
•political, social and economic instability, including armed conflict or hostilities, such as Russia's invasion of Ukraine and the war in the Middle East;
•selective or inconsistent government regulatory action or enforcement;
•fluctuations in currency exchange rates and restrictions on currency conversions;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal and tax compliance costs associated with multiple international locations and subsidiaries;
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
Although we have experienced rapid growth and demand for our product in our initial years, we have not seen the same level of rapid growth more recently and cannot assure you that our business will grow at these same rates or at all. The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. Further, we may not be able to continue to develop or maintain a long -term growth strategy or execute the strategy effectively, which may harm our business, revenue and financial results. Further, due to challenging macroeconomic conditions, we may make decisions to save costs in certain ways that adversely affect our business, operations, revenue and financial results.Over the years, our organization has grown in number of employees and offices. We utilize a flexible work model and, as a result, a majority of our employees work remotely. Accordingly, we are required to implement more complex organizational management structures. We may also find it increasingly difficult to preserve our workplace culture, which could impact our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions. This is particularly true as we continue our flexible work model. Our inability to effectively manage the growth of our organization may harm our business, revenue and financial results.
We make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.

Part I
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
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. From time to time, we introduce new products or updates to existing products that require users to agree to new terms of service that users may not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as the boycott of Facebook and X (formerly Twitter) by some advertisers or allegations of the impact of social media on the mental health of users.
Our brand and reputation can also be negatively affected by the content or actions of our users that are deemed to be hostile or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video and live streaming content. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our decisions. Any scrutiny, inquiry, investigation or action, including regarding our data

Part I
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. We may not always be able to anticipate how to respond to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we expand the use of AI into our product or service offerings. AI technologies, including generative AI, may create content that is factually inaccurate or flawed. Such content may expose us to brand or reputational harm and/or legal liability. It is also uncertain how various laws related to online services, intermediary liability, and other issues will apply to content generated by AI. The use of certain AI technologies presents emerging ethical and social issues, and if we offer solutions that draw scrutiny or controversy due to their perceived or actual impact on users or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability. As such, it is not possible to predict all of the risks related to the use of AI, and developments in regulatory frameworks governing the use of AI and in related stakeholder expectations may adversely affect our ability to develop and use AI or subject us to liability.
Risks related to Data, Security and Privacy
If our security is compromised, or users or advertisers believe our security has been compromised, we could lose the trust of users, creators, publishers and advertisers who may use our platform less or may stop using our platform altogether, which could harm our business, revenue and financial results.
Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future may attempt to induce our employees, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or users’, creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, that could negatively affect our products and our business.

Part I
Some third parties, including advertisers and vendors, store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, users’ data may be improperly accessed, used or disclosed. Even if these third parties take all the necessary precautions, their networks may still suffer a breach, which could compromise the data we share with them.
Any incidents where users’, creators', publishers', advertisers' or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may need to notify government authorities or affected users regarding security incidents, and government authorities or affected users, creators, publishers or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of users, creators, publishers and advertisers is important to sustain user growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent security incidents. Concerns over our information security or data privacy practices, whether actual or unfounded, can subject us to negative publicity and damage our brand and reputation and deter users, creators, publishers and advertisers from using our platform. Any of these occurrences could harm our business, revenue and financial results.
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
We are continuing to develop and improve these tools and such efforts have and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple implemented certain changes, including introducing an AppTrackingTransparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
In addition, third-parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our users.
All these restrictions described above make it more difficult for us to provide the most relevant ads to our users, measure the effectiveness of, and to re-target and optimize, advertising on our platform. We have developed Pinterest API for Conversions and other measurement tools to address these restrictions, which are all designed to mitigate loss of conversion signal. However, there is no guarantee that advertisers will use this technology or future technologies that we develop, or that these technologies will otherwise be effective to improve conversion visibility and enable the use of

Part I
conversion data for retargeting in future advertising campaigns. Advertisers may also prioritize integrations with larger platforms due to larger spend concentration. All of this may result in advertisers spending less or not at all, on our platform.
Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data that our advertisers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduces our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, which Pinterest has applied to join, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the CPRA which went into effect in 2023 and significantly modifies the CCPA, has led to further uncertainty and requires us to incur additional costs and expenses. Other states have also enacted privacy laws similar to the CPRA, which became operative in 2023 or will become operative in 2024, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for personalized advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and

Part I
regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA, CPRA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising. by, for example, requiring users to opt-in to personalized advertising. Public statements against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
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
Our reputation and ability to attract, retain and serve users, content creators and advertisers are dependent upon the reliable performance of our service and our underlying technology infrastructure and content delivery processes. From time to time, we experience interruptions in or disruptions of our systems. If our platform is unavailable when users, content creators or advertisers attempt to access it, if it does not load as quickly as they expect or if their content is not saved, users may not return to our platform as often in the future, or at all.
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content creator and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. Failure to effectively scale and grow our technology infrastructure to accommodate these increased demands could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, epidemics, pandemics and other public health emergencies, terrorist attacks, acts of war, earthquakes, the effects of climate change and other events beyond our control. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are located in California, which has historically experienced, and may continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services and could cause us to incur substantial expense. Climate-related events, including the increasing

Part I
frequency of extreme weather events and their impact, have the potential to disrupt our business and/or the business of our third-party suppliers and partners.
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
We currently depend on the continued services and performance of our key personnel, including William Ready and others. Mr. Ready's employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. Similarly, Mr. Silbermann is currently non-executive Chair of the Board and may resign at any time. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our key engineering, design, marketing, sales and product development personnel, could disrupt our operations and harm our business. This risk is particularly heightened in an environment where companies, including us, slow down hiring or reduce their workforce and will continue to find ways to further reduce costs due to macroeconomic conditions.
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
We currently have a flexible work model which provides for a more distributed workforce. Our work strategy, including our efforts related to employee onboarding, training and development and retention may not be successful. Further, our work strategy may continue to evolve and may not meet the needs of our existing and potential future employees and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.
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

Part I
Our ability to maintain and increase the number of users directed to our platform from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index and the format in which content is indexed) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results or negatively impacted by the format in which our search results appear, leading to a decrease in traffic to our platform, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, throughout 2021, Google made certain changes to their search algorithms which also negatively impacted traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, certain third parties offer browser extensions that give users the option to remove Pinterest from their search engine recommendations. Further, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in users' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our platform, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we have and may continue to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of users directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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
A significant number of users access their accounts on our platform using a third-party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if users are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent users from accessing their accounts on our platform through those logins, users may be unable to access our platform. In addition, third-party log-in providers may institute policies that restrict us from both communicating with users or identifying users. As a result of these actions, user growth, retention and engagement on our platform has been and could be adversely affected in the future, even if for a temporary period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline. Any of these events could harm our business, revenue and financial results.
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

Part I
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
We rely on software, technologies and related services from third parties, and problems in their use, access or performance could increase our costs and harm our business, revenue and financial results.
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
Technologies have been developed, and will likely continue to be developed, that block the display of our ads. We generate substantially all of our revenue from advertising, and ad blocking technologies can prevent the display of certain of our ads, which could harm our business, revenue and financial results. Existing ad blocking technologies that have not been effective on our platform can later become effective as we make certain product changes, and new ad blocking technologies are often in development. More users may choose to use products that block or obscure the display of our ads if we are unable to successfully balance the amount of organic content and paid advertisements, or if users’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising and harm our business, revenue and financial results.
Risks relating to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.

Part I
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the EU Digital Services Act (“DSA”), which became applicable to Pinterest in August 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.
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
We are also subject to fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, certain countries have implemented regulations that authorize fines or provide for throttling or blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.
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
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our platform if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been

Part I
or is currently restricted in whole or in part in certain countries. Other governments may seek to restrict access to or block our platform, prohibit or block the hosting of certain content available through our platform, or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. We may also decide to stop offering our platform in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our platform. If additional prohibitions or restrictions are imposed on our platform, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
We could become involved in legal disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, including class action lawsuits, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, can be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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

Part I
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
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress may consider legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the Inflation Reduction Act of 2022, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions may materially affect our financial position and results of operations.
Additionally, in October 2020, the Organisation for Economic Co-operation and Development, as part of its Base Erosion and Profit Shifting Action Plan, released proposals that provide a long-term, multilateral framework on taxation of the digital economy. In July 2023, the Inclusive Framework jurisdictions announced they reached agreement on the proposals endorsed by the Group of Twenty intergovernmental political forum, including a global minimum tax, and began implementation in 2024. Several countries are either proposing or have already enacted legislation to introduce key aspects of the plan. Additionally, some jurisdictions have already enacted a tax on technology companies that generate revenues from the provision of digital services, including the United Kingdom, France, Spain and Italy, to capture tax revenue more immediately. Although we do not know the exact impact, this legislation has and may continue to result in additional tax exposure.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.

Part I
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $35.6 million and $96.0 million for the years ended December 31, 2023 and 2022, respectively and net income of $316.4 million for the year ended December 31, 2021. As of December 31, 2023, we had an accumulated deficit of $2,150.3 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•the manner in which users engage with different products, where certain products may cause us to generate less revenue;
•downward pressure on the pricing of our advertisements;
•the timing, cost and mix of new and existing marketing and promotional efforts as we grow and expand our operations to remain competitive;
•fluctuations (seasonal or otherwise) in spending by our advertisers and platform usage and engagement by users, each of which may change as our product offerings and business evolves;
•seasonal fluctuations in engagement on our platform, including our historical experience of lower engagement in our second quarter;
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry and current inflationary environment;
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

Part I
•the inaccessibility of our service due to third-party actions;
•changes in measurement of our metrics;
•costs associated with the technical infrastructure used to operate our business, including hosting services;
•fluctuations in the amount of share-based compensation expense;
•fluctuations, caused by stock price volatility, in the amount we spend to fund tax withholding and remittance obligations related to the vesting and settlement of restricted stock units ("RSUs") as we continue to net settle such RSUs; and
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Annual Report on Form 10-K.
User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could harm our business, revenue and financial results.
We regularly review metrics, including the number of our active users and other measures to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. In the past, we have relied on other metrics that measure different activities, such as saving a Pin, clicking, searching and other activities, as indicators of user growth and engagement. We have in the past implemented, and may from time to time in the future implement, new methodologies for calculating these metrics, which may result in the metrics changing or decreasing from prior periods or not being comparable to prior periods. For example, in the first quarter of 2022, we updated the presentation of our key metrics by presenting U.S. and Canada, Europe and Rest of World separately. For comparability, we are providing revenue, MAUs and ARPU data from the first quarter of 2020 to the fourth quarter of 2021 on the same basis. Our metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.
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

Part I
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
As of December 31, 2023, we had federal, California and other state net operating loss carryforwards of $2,914.6 million, $555.0 million and $1,387.5 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
Adverse global economic and financial conditions could harm our business and financial condition.

Part I
Adverse global economic and financial events, such as the epidemics, pandemics and other public health emergencies, Russia’s invasion of Ukraine, the war in the Middle East, recession or fears of recession, inflation, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us. We may not perform well in adverse macroeconomic conditions and they could negatively impact our business and financial condition.
Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could impact our revenue and financial results and could affect the reporting of transactions completed before the announcement of a change.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 74.5% of the voting power of our outstanding capital stock as of December 31, 2023. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
As a result, for the foreseeable future, holders of our Class B common stock could have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets, even though their stock holdings were to represent in the aggregate less than 50% of the outstanding shares of our capital stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This control may adversely affect the trading price of our Class A common stock. Despite no longer being employed by us, Paul Sciarra and Benjamin Silbermann, two of our co-founders, remain able to exercise significant voting power.
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

Part I
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

Part I
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies, including ours, have fluctuated in a manner that may be unrelated or disproportionate to the financial performance of such companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action and derivative litigation has often been instituted against these companies, including against us. Such litigation could result in substantial costs and a diversion of our management’s attention and resources. Further, when our revenue, users or other operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock has declined and could likely decline in the future.
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

Part I
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of December 31, 2023, we had 5,870,385,588 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Part I
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

Part I
Item 1B. Unresolved staff comments
None.
Item 1C. Cybersecurity
Item 1C: Cybersecurity
In the ordinary course of our business, we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented a program designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.
The program is managed and monitored by a dedicated security team, which is led by our Chief Security Officer and includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. For example, we conduct risk-based penetration and vulnerability testing and ongoing risk assessments, including due diligence on our key technology vendors and other contractors and suppliers. We also conduct employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.
Our Chief Security Officer, who reports directly to the Chief Technology Officer and has over 25 years of experience managing information technology and cybersecurity matters, including more than five years at Pinterest, together with our Privacy and Data Protection Team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks related to Data, Security and Privacy.”
The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit and Risk Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit and Risk Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Security Officer as well as other members of the senior leadership team. The Board also receives periodic updates from management and the Audit and Risk Committee on cybersecurity risks.
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California, where we occupy approximately 120,000 square feet of leased office space, excluding leases we have ceased to use. As of December 31, 2023, we maintained offices in various

Part I
locations in the United States and internationally totaling approximately 506,000 square feet. We believe that our facilities are sufficient for our existing needs.
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
Holders of record
As of February 2, 2024, there were 130 stockholders of record of our Class A common stock and 49 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
October 1 - October 31, 2023	28,976	$25.96	—	—
November 1 - November 30, 2023	17,942	$32.13	—	—
December 1 - December 31, 2023	87,425	$37.12	—	—
Total	134,343		—	—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Part II
On September 16, 2023, our board of directors authorized a new stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of December 31, 2023, $1.0 billion remains available for repurchases under the stock repurchase program.
Stock performance graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pinterest, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Dow Jones Internet Composite Index (DJINET Composite Index). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on April 18, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The graph uses the closing market price on April 18, 2019 of $24.40 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]
Not applicable.

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview of 2023 results
Our key financial and operating results as of and for the year ended December 31, 2023 are as follows:
•Revenue was $3,055.1 million, an increase of 9% compared to 2022.
•Monthly active users ("MAUs") were 498 million, an increase of 11% compared to December 31, 2022.
•Share-based compensation expense was $647.9 million, an increase of $150.7 million compared to 2022.
•Total costs and expenses were $3,180.7 million, including $126.9 million of restructuring charges .
•Loss from operations was $125.7 million.
•Net loss was $35.6 million.
•Adjusted EBITDA was $683.5 million.
•Cash, cash equivalents and marketable securities were $2,511.1 million.
•Headcount was 4,014.
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
Restructuring
In March 2023, we initiated a restructuring plan (the "Plan") intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment. This included a workforce reduction of approximately 4% and a plan to sublease or abandon certain leased office spaces. The Plan was completed in the third quarter of 2023.
Refer to Note 13 to our consolidated financial statements for further information on our restructuring charges.

Part II
Trends in user metrics
Monthly Active Users. We define a MAU as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs does not include Shuffles users unless they would otherwise qualify as MAUs. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
Quarterly monthly active users
(in millions)
Note: U.S. and Canada, Europe and Rest of World may not sum to Global due to rounding. Europe includes Russia and Turkey for our reporting of Revenue, MAUs and ARPU by geographic region.

Part II
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. As of December 31, 2023, the proportion of WAUs to MAUs, which has stayed relatively consistent over time, was 61%.
As of December 31, 2023, global MAUs increased compared to December 31, 2022 primarily due to our investments in relevance and personalization beginning in the second quarter of 2022.

Part II
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

Part II
Average Revenue per User (“ARPU”). We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue‑ generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. Our ARPU in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.

Quarterly average revenue per user

For the year ended December 31, 2023, global ARPU was $6.44, which represents an increase of 1% compared to the year ended December 31, 2022. For the year ended December 31, 2023, U.S. and Canada ARPU was $25.52, an increase of 5%, Europe ARPU was $3.73, an increase of 15%, and Rest of World ARPU was $0.50, an increase of 17% compared to the year ended December 31, 2022.

Part II
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for income taxes, restructuring charges and non-cash charitable contributions.
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

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(35,610)	$(96,047)	$316,438
Depreciation and amortization	21,509	46,489	27,500
Share-based compensation	647,860	497,123	415,382
Interest (income) expense, net	(105,439)	(30,235)	(3,075)
Other (income) expense, net	(3,799)	14,502	8,291
Provision for income taxes	19,170	10,103	4,533
Restructuring charges	126,882	—	—
Non-cash charitable contributions	12,890	—	45,300
Adjusted EBITDA	$683,463	$441,935	$814,369

Part II
Components of results of operations
Revenue. We generate revenue by delivering ads on our website and mobile application. Advertisers purchase ads directly with us or through their relationships with advertising agencies. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, views an ad contracted on a cost per thousand impressions ("CPM") basis or cost per day ("CPD") basis or views a video ad contracted on a cost per view ("CPV") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for income taxes, restructuring charges and non-cash charitable contributions. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Part II
Results of operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$3,055,071	$2,802,574	$2,578,027
Costs and expenses (1):
Cost of revenue	688,760	678,597	529,320
Research and development	1,068,416	948,980	780,264
Sales and marketing	911,166	933,133	641,279
General and administrative	512,407	343,541	300,977
Total costs and expenses	3,180,749	2,904,251	2,251,840
Income (loss) from operations	(125,678)	(101,677)	326,187
Interest income (expense), net	105,439	30,235	3,075
Other income (expense), net	3,799	(14,502)	(8,291)
Income (loss) before provision for income taxes	(16,440)	(85,944)	320,971
Provision for income taxes	19,170	10,103	4,533
Net income (loss)	$(35,610)	$(96,047)	$316,438
Adjusted EBITDA (2)	$683,463	$441,935	$814,369

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$11,117	$7,629	$7,438
Research and development	422,964	324,161	309,715
Sales and marketing	96,798	99,467	52,691
General and administrative	116,981	65,866	45,538
Total share-based compensation	$647,860	$497,123	$415,382
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	23	24	21
Research and development	35	34	30
Sales and marketing	30	33	25
General and administrative	17	12	12
Total costs and expenses	104	104	87
Income (loss) from operations	(4)	(4)	13
Interest income (expense), net	3	1	—
Other income (expense), net	—	(1)	—
Income (loss) before provision for income taxes	(1)	(3)	12
Provision for income taxes	1	—	—
Net income (loss)	(1%)	(3%)	12%

Part II
Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Revenue	$3,055,071	$2,802,574	9%
Revenue for the year ended December 31, 2023 increased by $252.5 million compared to the year ended December 31, 2022 primarily due to growth in demand from our awareness and conversion objectives. Revenue growth was driven by an 8% increase in average MAUs and a 1% increase in ARPU for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The number of advertisements served increased by 31% while the price of advertisements decreased by 17% as compared to the year ended December 31, 2022.
For the year ended December 31, 2023 compared to the year ended December 31, 2022, revenue based on our estimate of the geographic location of our users increased by 6% in the U.S. and Canada to $2,447.3 million, Europe revenue increased by 21% to $483.4 million and Rest of World revenue increased by 31% to $124.4 million.
Cost of revenue

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Cost of revenue	$688,760	$678,597	1%
Percentage of revenue	23%	24%
Cost of revenue for the year ended December 31, 2023 increased by $10.2 million compared to the year ended December 31, 2022. The increase was primarily due to higher absolute hosting costs due to higher compute utilization offset by infrastructure efficiency initiatives.
Research and development

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Research and development	$1,068,416	$948,980	13%
Percentage of revenue	35%	34%
Research and development for the year ended December 31, 2023 increased by $119.4 million compared to the year ended December 31, 2022. The increase was primarily due to a $98.8 million increase in share-based compensation expense and a 13% increase in personnel expenses, partially offset by a $17.1 million decrease in allocated facilities costs and lower outsourced services costs.

Part II
Sales and marketing

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Sales and marketing	$911,166	$933,133	(2%)
Percentage of revenue	30%	33%
Sales and marketing for the year ended December 31, 2023 decreased by $22.0 million compared to the year ended December 31, 2022. The decrease was primarily due to a $21.4 million decrease in marketing expenses, a $15.0 million decrease in amortization of acquired intangible assets, and an $11.1 million decrease due to severance and related payments resulting from the departure of certain key employee of The Yes Platform, Inc. (“The Yes”) in 2022, offset by a $17.0 million increase in outsourced services costs and a 1% increase in personnel expenses.
General and administrative

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
General and administrative	$512,407	$343,541	49%
Percentage of revenue	17%	12%
General and administrative for the year ended December 31, 2023 increased by $168.9 million compared to the year ended December 31, 2022. The increase was primarily due to $119.4 million of restructuring charges, a $51.1 million increase in share-based compensation expense, $12.9 million in non-cash charitable contributions and a 8% increase in personnel expenses, offset by lower allocated facilities costs.
Other income (expense), net

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Interest income (expense), net	$105,439	$30,235	249%
Other income (expense), net	3,799	(14,502)	126%
Interest and other income (expense), net	$109,238	$15,733	594%
Interest and other income (expense), net for the year ended December 31, 2023 increased by $93.5 million compared to the year ended December 31, 2022, primarily due to higher returns on our marketable securities as a result of higher interest rates and foreign currency exchange gains.
Provision for income taxes

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Provision for income taxes	$19,170	$10,103	90%
Provision for income taxes was primarily due to income generated in U.S. federal, state and certain foreign jurisdictions, and includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act, for each of the periods presented.

Part II
Net income (loss) and adjusted EBITDA

	Year Ended December 31,
	2023	2022	% change
	(in thousands)
Net income (loss)	$(35,610)	$(96,047)	63%
Adjusted EBITDA	$683,463	$441,935	55%
Net income (loss) for the year ended December 31, 2023 was $(35.6) million, as compared to $(96.0) million for the year ended December 31, 2022. Adjusted EBITDA was $683.5 million for the year ended December 31, 2023, as compared to $441.9 million for the year ended December 31, 2022, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Liquidity and capital resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2023, we had $2,511.1 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2023, $130.1 million of our cash and cash equivalents was held by our foreign subsidiaries.
In October 2022, we replaced the $500.0 million revolving credit facility entered into in November 2018 with an amended and restated five-year $400.0 million revolving credit facility (the “2022 revolving credit facility”) that contained an accordion option which, if exercised, would allow us to increase the aggregate commitments by up to $405.0 million provided we are able to secure additional lender commitments and satisfy certain other conditions.

In October 2023, we amended the 2022 revolving credit facility to increase our aggregate commitment to $500.0 million and reduce our accordion option from $405.0 million to $305.0 million. Interest on any borrowings under the 2022 revolving credit facility accrues at either an adjusted term Secured Overnight Financing Rate ("SOFR") plus 0.10% and a margin of 1.50% or at an alternative base rate plus a margin of 0.50%, at our election, and we are required to pay an annual commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the 2022 revolving credit facility.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2023. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2023.
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
Our material cash requirements include our $1,754.6 million commitment with Amazon Web Services, for which we are not subject to annual purchase commitments, and our $241.0 million of operating lease obligations, of which $42.9 million is due within the next 12 months.

Part II
On September 16, 2023, our board of directors authorized a new stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of December 31, 2023, $1.0 billion remains available for repurchases under the stock repurchase program.
For the years ended December 31, 2023 and 2022, our net cash flows were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$612,961	$469,202
Investing activities	$(36,993)	$(128,245)
Financing activities	$(826,763)	$(148,927)
Operating activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $143.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decrease in our net income (loss) after adjusting reconciling items offset by an increase in collections of accounts receivable.
Investing activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities decreased by $91.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the acquisition of The Yes in the second quarter of 2022, and a decrease in purchases of property and equipment and intangible assets, offset by an increase in net purchases of marketable securities.
Financing activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $677.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the $500.0 million repurchase of Class A common stock during the year ended December 31, 2023, as well as our transition to net settling the tax remittances on release of RSUs and RSAs in the second quarter of 2022.
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

Part II
Refer to Note 1 to our consolidated financial statements for further information on our other significant accounting policies.
Revenue recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, views an ad contracted on a cost per thousand impressions ("CPM") or cost per day ("CPD") basis or views a video ad contracted on a cost per view ("CPV") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM, CPV, or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021.
Interest rate risk
As of December 31, 2023, we held cash, cash equivalents and marketable securities of $2,511.1 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $6.6 million and $5.2 million as of December 31, 2023 and 2022, respectively.

Part II
Item 8. Financial statements and supplementary data
Pinterest, Inc.
Index to consolidated financial statements

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024, expressed an unqualified opinion thereon.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
The Company’s revenue recognition process utilizes proprietary systems and tools for the initiation, processing, and recording of a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which require significant audit effort.

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
February 8, 2024

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on internal control over financial reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 8, 2024

Part II
Pinterest, Inc.
Consolidated balance sheets
(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,361,936	$1,611,063
Marketable securities	1,149,148	1,087,164
Accounts receivable, net of allowances of $10,635 and $12,672 as of December 31, 2023 and 2022, respectively	763,159	681,532
Prepaid expenses and other current assets	64,316	74,918
Total current assets	3,338,559	3,454,677
Property and equipment, net	32,225	59,575
Operating lease right-of-use assets	92,119	206,253
Goodwill and intangible assets, net	117,462	124,822
Other assets	14,040	17,403
Total assets	$3,594,405	$3,862,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,058	$87,920
Accrued expenses and other current liabilities	238,032	292,611
Total current liabilities	317,090	380,531
Operating lease liabilities	160,616	178,694
Other liabilities	26,019	21,851
Total liabilities	503,725	581,076
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 591,663 and 593,918 shares issued and outstanding as of December 31, 2023 and 2022, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 86,355 and 89,284 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	7
Additional paid-in capital	5,241,954	5,407,724
Accumulated other comprehensive loss	(1,013)	(11,419)
Accumulated deficit	(2,150,268)	(2,114,658)
Total stockholders’ equity	3,090,680	3,281,654
Total liabilities and stockholders’ equity	$3,594,405	$3,862,730

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$3,055,071	$2,802,574	$2,578,027
Costs and expenses:
Cost of revenue	688,760	678,597	529,320
Research and development	1,068,416	948,980	780,264
Sales and marketing	911,166	933,133	641,279
General and administrative	512,407	343,541	300,977
Total costs and expenses	3,180,749	2,904,251	2,251,840
Income (loss) from operations	(125,678)	(101,677)	326,187
Interest income (expense), net	105,439	30,235	3,075
Other income (expense), net	3,799	(14,502)	(8,291)
Income (loss) before provision for income taxes	(16,440)	(85,944)	320,971
Provision for income taxes	19,170	10,103	4,533
Net income (loss)	$(35,610)	$(96,047)	$316,438
Net income (loss) per share:
Basic	$(0.05)	$(0.14)	$0.49
Diluted	$(0.05)	$(0.14)	$0.46
Weighted-average shares used in computing net income (loss) per share:
Basic	674,641	665,732	640,030
Diluted	674,641	665,732	691,651

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of comprehensive income (loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(35,610)	$(96,047)	$316,438
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	10,001	(8,334)	(4,252)
Change in foreign currency translation adjustment	405	(904)	(409)
Comprehensive income (loss)	$(25,204)	$(105,285)	$311,777

Part II
The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of stockholders’ equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	626,372	$6	$4,574,934		$2,480	$(2,335,049)	$2,242,371
Release of restricted stock units and issuance of restricted stock awards, net	21,944	1	—		—	—	1
Issuance of common stock for cash upon exercise of stock options, net	7,806	—	23,912		—	—	23,912
Issuance of common stock related to charitable contributions	750	—	45,300		—	—	45,300
Share-based compensation	—	—	415,382		—	—	415,382
Other comprehensive loss	—	—	—		(4,661)	—	(4,661)
Net income	—	—	—		—	316,438	316,438
Balance as of December 31, 2021	656,872	$7	$5,059,528		$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	17,435	—	—		—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(161,809)		—	—	(161,809)
Issuance of common stock for cash upon exercise of stock options, net	8,895	—	12,882		—	—	12,882
Share-based compensation	—	—	497,123		—	—	497,123
Other comprehensive loss	—	—	—		(9,238)	—	(9,238)
Net loss	—	—	—		—	(96,047)	(96,047)
Balance as of December 31, 2022	683,202	$7	$5,407,724		$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	12,776	—	—		—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(335,019)		—	—	(335,019)
Issuance of common stock for cash upon exercise of stock options, net	2,756	—	8,499		—	—	8,499
Issuance of common stock related to charitable contributions	500	—	12,890		—	—	12,890
Repurchases of Class A common stock	(21,216)	—	(500,000)	—	—	—	(500,000)
Share-based compensation	—	—	647,860		—	—	647,860
Other comprehensive income	—	—	—		10,406	—	10,406
Net loss	—	—	—		—	(35,610)	(35,610)
Balance as of December 31, 2023	678,018	$7	$5,241,954		$(1,013)	$(2,150,268)	$3,090,680

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of cash flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(35,610)	$(96,047)	$316,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,509	46,489	27,500
Share-based compensation	647,860	497,123	415,382
Non-cash charitable contributions	12,890	—	45,300
Impairment and abandonment charges for leases and leasehold improvements	117,315	—	—
Amortization (accretion) of investment premiums discount	(21,897)	(638)	5,908
Other	(2,438)	(13,251)	3,699
Changes in assets and liabilities:
Accounts receivable	(80,782)	(28,856)	(88,862)
Prepaid expenses and other assets	18,102	(30,214)	(14,727)
Operating lease right-of-use assets	55,324	56,024	43,995
Accounts payable	(9,261)	70,777	(33,451)
Accrued expenses and other liabilities	(43,544)	20,627	82,435
Operating lease liabilities	(66,507)	(52,832)	(50,710)
Net cash provided by operating activities	612,961	469,202	752,907
Investing activities
Purchases of property and equipment and intangible assets	(8,063)	(28,984)	(9,031)
Purchases of marketable securities	(1,308,020)	(1,028,480)	(1,104,087)
Sales of marketable securities	35,850	7,417	274,654
Maturities of marketable securities	1,243,240	1,007,861	849,520
Acquisition of business, net of cash acquired	—	(86,059)	(36,914)
Net cash used in investing activities	(36,993)	(128,245)	(25,858)
Financing activities
Proceeds from exercise of stock options, net	8,256	12,882	23,912
Repurchases of Class A common stock	(500,000)	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(335,019)	(161,809)	—
Payment of deferred offering costs and other financing activities	—	—	(1,750)
Net cash (used in) provided by financing activities	(826,763)	(148,927)	22,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,667	(1,434)	(1,058)
Net increase in cash, cash equivalents and restricted cash	(249,128)	190,596	748,153
Cash, cash equivalents and restricted cash, beginning of period	1,617,660	1,427,064	678,911
Cash, cash equivalents and restricted cash, end of period	$1,368,532	$1,617,660	$1,427,064

Supplemental cash flow information
Cash paid for income taxes, net	$19,173	$10,008	$1,494
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$32,784	$31,515	$118,977

Part II

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,361,936	$1,611,063	$1,419,630
Restricted cash included in prepaid expenses and other current assets	2,542	1,067	1,137
Restricted cash included in other assets	4,054	5,530	6,297
Total cash, cash equivalents and restricted cash	$1,368,532	$1,617,660	$1,427,064

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Notes to consolidated financial statements
1. Description of business and summary of significant accounting policies
Description of business
Pinterest was incorporated in Delaware in 2008 and is headquartered in San Francisco, California. Pinterest is a visual search and discovery platform, positioned at the intersection of search, social, and commerce. We generate revenue by delivering ads on our website and mobile application.
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
Revenue recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, views an ad contracted on a cost per thousand impressions ("CPM") or cost per day ("CPD") basis or views a video ad contracted on a cost per view ("CPV") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM, CPV, or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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

Part II
Deferred revenue was $15.3 million and $13.2 million as of December 31, 2023 and 2022, respectively.
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
RSUs, restricted stock awards ("RSAs"), and stock options granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are generally subject only to a service condition, which is typically satisfied over two to four years. We record share-based compensation expense for these RSUs, RSAs and stock options on a straight-line basis over the requisite service period.
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
Advertising expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $145.6 million, $139.7 million and $94.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
We classify our marketable securities as available-for-sale investments in our current assets because they are available for use to support current operations. We carry our marketable investments at fair value and record unrealized gains or losses, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity. We determine realized gains and losses on the sale of marketable investments using a specific identification method and record these and any expected credit losses in other income (expense), net.
Fair value measurements

Part II
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

Part II
Long-lived assets, including goodwill and intangible assets
We record definite-lived intangible assets at fair value less accumulated amortization. We calculate amortization using the straight-line method over the assets’ estimated useful lives of up to ten years.
We review our property and equipment, operating lease right-of-use assets and intangible assets for impairment whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. We measure recoverability by comparing an asset’s carrying value to the future undiscounted cash flows that we expect it to generate. If this test indicates that the asset’s carrying value is not recoverable, we record an impairment charge to reduce the asset’s carrying value to its fair value.
We recorded $117.3 million of impairment and abandonment charges for operating lease right-of-use assets and leasehold improvements for the year ended December 31, 2023. Refer to Note 13, "Restructuring" for further information. In the fourth quarter of 2022, we recorded $9.4 million of impairment charges for acquired intangible assets. We did not record any other material property and equipment or intangible asset impairments during the periods presented.
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
Foreign currency
The functional currency of our international subsidiaries is generally their local currency. We translate these subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and rates that approximate those in effect during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity. We record foreign exchange gains and losses in other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2023, 2022 and 2021.

Part II
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2023, 2022 and 2021.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 will be effective for our annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. The amendments must be applied retrospectively, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us beginning January 1, 2025. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.
2. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$220,583	$—	$—	$220,583
Money market funds	1,032,675	—	—	1,032,675
Commercial paper	106,312	—	(44)	106,268
Corporate bonds	859	—	—	859
Certificates of deposit	1,551	—	—	1,551
Total cash and cash equivalents	1,361,980	—	(44)	1,361,936
Marketable securities:
Corporate bonds	428,002	1,277	(1,322)	427,957
Commercial paper	200,963	212	(30)	201,145
U.S. treasury securities	336,721	251	(616)	336,356
Certificates of deposit	132,314	152	(9)	132,457
Non-U.S. government and supranational bonds	9,101	1	(119)	8,983
U.S. agency bonds	42,324	3	(77)	42,250
Total marketable securities	1,149,425	1,896	(2,173)	1,149,148
Total	$2,511,405	$1,896	$(2,217)	$2,511,084

Part II

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$474,365	$—	$—	$474,365
Money market funds	1,017,191	—	—	1,017,191
Commercial paper	111,996	—	(21)	111,975
Corporate bonds	1,542	—	—	1,542
U.S. treasury securities	5,988	2	—	5,990
Total cash and cash equivalents	1,611,082	2	(21)	1,611,063
Marketable securities:
Corporate bonds	370,445	172	(7,542)	363,075
Commercial paper	241,407	71	(286)	241,192
U.S. treasury securities	244,056	33	(1,173)	242,916
Certificates of deposit	158,607	60	(421)	158,246
Municipal securities	28,029	4	(584)	27,449
Non-U.S. government and supranational bonds	23,228	—	(629)	22,599
U.S. agency bonds	31,695	40	(48)	31,687
Total marketable securities	1,097,467	380	(10,683)	1,087,164
Total	$2,708,549	$382	$(10,704)	$2,698,227
Our allowance for credit losses for our marketable securities was not material as of December 31, 2023 and 2022.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2023
Due in one year or less	$835,925
Due after one to five years	313,223
Total	$1,149,148
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Part II
3. Fair value of financial instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,032,675	$—	$—	$1,032,675
Commercial paper	—	106,268	—	106,268
Certificates of deposit	—	1,551	—	1,551
Corporate bonds	—	859	—	859
Marketable securities:
Corporate bonds	—	427,957	—	427,957
Commercial paper	—	201,145	—	201,145
U.S. treasury securities	336,356	—	—	336,356
Certificates of deposit	—	132,457	—	132,457
Non-U.S. government and supranational bonds	—	8,983	—	8,983
U.S. agency bonds	—	42,250	—	42,250
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Restricted cash:
Certificates of deposit	$—	$4,054	$—	$4,054

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,017,191	$—	$—	$1,017,191
Commercial paper	—	111,975	—	111,975
U.S. treasury securities	5,990	—	—	5,990
Corporate bonds	—	1,542	—	1,542
Marketable securities:
Corporate bonds	—	363,075	—	363,075
Commercial paper	—	241,192	—	241,192
U.S. treasury securities	242,916	—	—	242,916
Certificates of deposit	—	158,246	—	158,246
Municipal securities	—	27,449	—	27,449
Non-U.S. government and supranational bonds	—	22,599	—	22,599
U.S. agency bonds	—	31,687	—	31,687
Prepaid expenses and other current assets:
Certificates of deposit	—	1,067	—	1,067
Restricted cash:
Certificates of deposit	$—	$5,530	$—	$5,530
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Part II
4. Other balance sheet components
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$64,326	$104,557
Furniture and fixtures	21,077	30,882
Computer and network equipment	26,603	32,845
Total property and equipment	112,006	168,284
Less: accumulated depreciation	(90,116)	(116,291)
Construction in progress	10,335	7,582
Property and equipment, net	$32,225	$59,575
Depreciation expense was $14.1 million, $21.6 million and $26.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Accrued hosting expenses	$53,262	$53,380
Accrued compensation	48,924	48,146
Operating lease liabilities	35,666	50,274
Other accrued expenses	100,180	140,811
Accrued expenses and other current liabilities	$238,032	$292,611
5. Acquisition
On June 10, 2022, we acquired all outstanding shares of The Yes Platform, Inc. (“The Yes”), an AI powered shopping platform for fashion. We believed the acquisition of The Yes would help accelerate our vision for Pinterest to be the home of taste-driven shopping.
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
6. Goodwill and intangible assets, net
Goodwill was unchanged for the year ended December 31, 2023 and increased by $60.0 million for the year ended December 31, 2022, due to our acquisition of The Yes.

Part II
Intangible assets, net consists of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$39,907	$(24,246)	$15,661	4.9 years
Customer relationships	17,700	(16,126)	1,574	1.6 years
Total intangible assets, net	$57,607	$(40,372)	$17,235

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$39,907	$(17,427)	$22,480	4.9 years
Customer relationships	17,700	(15,585)	2,115	1.6 years
Total intangible assets, net	$57,607	$(33,012)	$24,595

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $7.4 million, $24.9 million, and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the fourth quarter of 2022, we evaluated the acquired intangible assets from The Yes for impairment due to the departure of certain key employees. We concluded that the fair values of the customer relationships and developed technology were impaired and recorded impairment charges of $6.3 million and $3.1 million to sales and marketing and cost of revenue, respectively.
Estimated future amortization expense as of December 31, 2023, is as follows (in thousands):

Intangible Asset Amortization
2024	$7,359
2025	5,464
2026	3,424
2027	476
2028	434
Thereafter	78
Total	$17,235
7. Commitments and contingencies
As of December 31, 2023, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2024	$—	$42,906	$42,906
2025	—	33,197	33,197
2026	—	31,542	31,542
2027	—	27,919	27,919
2028	—	22,172	22,172
Thereafter	1,754,553	83,233	1,837,786
Total	$1,754,553	$240,969	$1,995,522

Part II
Purchase commitments
In April 2021, we entered into a new private pricing addendum with AWS, which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of December 31, 2023, our remaining contractual commitment is $1,754.6 million. We expect to meet our remaining commitment.
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
Revolving credit facility
In October 2022, we replaced the $500.0 million revolving credit facility entered into in November 2018 with an amended and restated five-year $400.0 million revolving credit facility (the “2022 revolving credit facility”) that contained an accordion option which, if exercised, would allow us to increase the aggregate commitments by up to $405.0 million provided we are able to secure additional lender commitments and satisfy certain other conditions.
In October 2023, we amended the 2022 revolving credit facility to increase our aggregate commitment to $500.0 million and reduce our accordion option from $405.0 million to $305.0 million. Interest on any borrowings under the 2022 revolving credit facility accrues at either an adjusted term SOFR plus 0.10% and a margin of 1.50% or at an alternative base rate plus a margin of 0.50%, at our election, and we are required to pay an annual commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the 2022 revolving credit facility.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2023. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2023.
8. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2024 and 2035. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost (1)	$51,044	$66,022	$53,691
Short-term lease cost	759	2,809	1,434
Total	$51,803	$68,831	$55,125
(1) The decrease in operating lease cost for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to office space reductions. Refer to Note 13, "Restructuring" for further information.

Part II
The weighted-average remaining term of our operating leases was 7.2 years and 6.8 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 5.1% and 4.1% as of December 31, 2023 and 2022, respectively.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2023, are as follows (in thousands):

Operating Leases
2024	$42,906
2025	33,197
2026	31,542
2027	27,919
2028	22,172
Thereafter	83,233
Total lease payments	240,969
Less imputed interest	(44,687)
Total operating lease liabilities	$196,282
Cash payments included in the measurement of our operating lease liabilities were $61.8 million, $64.0 million and $59.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, operating leases that have not yet commenced were not material and are excluded from the table above.
9. Stockholder's Equity
Equity incentive plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2023.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 145,335,295 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2023.
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
Stock option activity
Stock option activity during the year ended December 31, 2023, was as follows (in thousands, except per share amounts):

Part II

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2022	15,799	$13.25	6.1	$174,165
Exercised	(2,756)	3.08
Outstanding as of December 31, 2023	13,043	$15.41	6.1	$282,197
Exercisable as of December 31, 2023	7,164	$11.67	4.2	$181,762

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $28.4 million, $9.5 million and $3.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $70.2 million, $180.2 million and $511.4 million, respectively.
Restricted stock unit and restricted stock award activity
RSU and RSA activity during the year ended December 31, 2023, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	54,518	$25.46
Granted (1)	26,878	25.35
Released	(27,552)	25.11
Forfeited (1)	(8,745)	24.35
Outstanding as of December 31, 2023	45,099	$25.83

(1)Includes the effects of awards modified during the year ended December 31, 2023.
Share-based compensation
Share-based compensation expense during the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$11,117	$7,629	$7,438
Research and development	422,964	324,161	309,715
Sales and marketing	96,798	99,467	52,691
General and administrative	116,981	65,866	45,538
Total share-based compensation	$647,860	$497,123	$415,382
As of December 31, 2023, we had $1,128.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.2 years.
Fair value of stock options
We measure stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model, and we record the resulting expense in our consolidated statements of operations over the requisite service period, which is generally four years.

Part II
Stock options granted during the years ended December 31, 2023 and 2021 were not material. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $11.79, which we estimated using the Black‑Scholes option-pricing model with the following assumptions:

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
Stock Repurchase
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which we completed in the second quarter of 2023. Under the program, we repurchased and retired 21,215,663 shares of our Class A common stock for an aggregate purchase price of $500.0 million at an average price per share of $23.57.
On September 16, 2023, our board of directors authorized a new stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of December 31, 2023, $1.0 billion remains available for repurchases under the stock repurchase program.
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

Part II

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(30,937)	$(4,673)	$(83,110)	$(12,937)	$274,699	$41,739
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	586,109	88,532	576,061	89,671	555,608	84,422
Basic net income (loss) per share	$(0.05)	$(0.05)	$(0.14)	$(0.14)	$0.49	$0.49
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(30,937)	$(4,673)	$(83,110)	$(12,937)	$274,699	$41,739
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	—	—	41,739	—
Reallocation of net income to Class B common stock	—	—	—	—	—	(3,115)
Diluted net income (loss)	$(30,937)	$(4,673)	$(83,110)	$(12,937)	$316,438	$38,624
Denominator:
Basic weighted-average shares used in computing net income (loss) per share	586,109	88,532	576,061	89,671	555,608	84,422
Conversion of Class B to Class A common stock	—	—	—	—	84,422	—
Weighted average effect of dilutive potential common stock	—	—	—	—	51,621	—
Diluted weighted-average shares used in computing net income (loss) per share	586,109	88,532	576,061	89,671	691,651	84,422
Diluted net income (loss) per share	$(0.05)	$(0.05)	$(0.14)	$(0.14)	$0.46	$0.46
Basic net loss per share is the same as diluted net loss per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	14,463	17,405	—
Unvested restricted stock units and restricted stock awards	53,228	52,256	3,271
Total	67,691	69,661	3,271

Part II
11. Income taxes
The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$20,713	$29,108	$331,447
Foreign	(37,153)	(115,052)	(10,476)
Income (loss) before provision for income taxes	$(16,440)	$(85,944)	$320,971
Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$7,833	$1,681	$—
State	6,698	7,385	2,303
Foreign	6,477	4,381	2,957
Total current tax expense	21,008	13,447	5,260
Deferred:
Federal	6	(1,861)	6
State	3	(356)	6
Foreign	(1,847)	(1,127)	(739)
Total deferred tax expense (benefit)	(1,838)	(3,344)	(727)
Provision for income taxes	$19,170	$10,103	$4,533
The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	$(3,453)	$(18,048)	$67,404
State income taxes, net of benefit	5,111	5,502	2,307
Foreign operations	12,018	26,985	4,448
Permanent book/tax differences	6,809	6,598	409
Share-based compensation	(18,925)	(20,663)	(269,009)
Change in valuation allowance	111,497	62,048	278,761
Tax credits	(93,887)	(52,319)	(79,787)
Provision for income taxes	$19,170	$10,103	$4,533
The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits and for the years ended December 31, 2023 and December 31, 2022 includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.

Part II
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$751,273	$900,200
Research tax credits	570,061	473,248
Reserves, accruals, and other	26,855	31,502
Lease obligation	44,676	56,185
Share-based compensation	30,146	40,976
Research capitalization and amortization	411,113	208,373
Total deferred tax assets	1,834,124	1,710,484
Less: valuation allowance	(1,821,027)	(1,660,609)
Deferred tax assets, net of valuation allowance	13,097	49,875
Deferred tax liabilities:
Depreciation and amortization	(7,467)	(44,790)
Prepaid expenses	(2,682)	(4,190)
Total deferred tax liabilities	(10,149)	(48,980)
Deferred tax assets (liabilities)	$2,948	$895
Due to our history of losses, we believe it is more likely than not that our U.S. and Irish deferred tax assets will not be realized as of December 31, 2023. Accordingly, we have established a full valuation allowance on our U.S. and Irish deferred tax assets. Our valuation allowance increased by $160.4 million and $120.7 million during the years ended December 31, 2023 and 2022, respectively, primarily due to U.S. federal and state tax credits and the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Job Act, offset by the utilization of net operating loss.
As of December 31, 2023, we had federal, California and other state net operating loss carryforwards of $2,914.6 million, $555.0 million and $1,387.5 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2023, we had $208.5 million and $10.2 million of Irish and Other Foreign net operating loss carryforwards, respectively that can be carried forward indefinitely.
As of December 31, 2023, we had federal and California research and development credit carryforwards of $491.4 million and $365.7 million, respectively. If not utilized, our federal carryforwards will begin to expire in 2037. Our California carryforwards do not expire.

Part II
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2021	$205,059
Increases for tax positions of prior years	—
Decreases for tax positions of prior years	(3,347)
Increases for tax positions of current year	38,226
Balance as of December 31, 2022	$239,938
Increases for tax positions of prior years	3,736
Decreases for tax positions of prior years	(119)
Increases for tax positions of current year	44,377
Audit Settlement	(37,027)
Balance as of December 31, 2023	$250,905
Recognizing the $250.9 million of gross unrecognized tax benefits we had as of December 31, 2023 would affect our effective tax rate by $5.3 million. The remaining $245.6 million of gross unrecognized tax benefits would be offset by the reversal of related deferred tax assets, which primarily are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2023 and 2022.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdiction, the tax years open to examination include the years 2019 and forward.
12. Geographical information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. and Canada(1)	$2,350,188	$2,264,640	$2,109,089
Europe(2)	501,290	410,516	384,657
Rest of World	203,593	127,418	84,281
Total revenue	$3,055,071	$2,802,574	$2,578,027

(1)United States revenue was $2,226.3 million, $2,144.3 million and $2,003.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2023	2022
United States	$66,335	$205,374
Ireland	18,658	4,950
Mexico	12,835	11,627
International(1)	26,516	43,877
Total property and equipment, net and operating lease right-of-use assets	$124,344	$265,828

(1)Other than the United States, Ireland and Mexico, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Part II
13. Restructuring
In March 2023, we initiated a restructuring plan intended to support our corporate strategy, improve efficiency and position our business in light of the ongoing macroeconomic environment (the “Plan”).
As part of the Plan, we announced a workforce reduction of approximately 4%. We also ceased occupying our former headquarters at 505 Brannan Street in San Francisco, which we are actively marketing for sublease, and abandoned certain other leased office spaces in order to adjust our office space footprint to better align with the needs of our flexible work model. As a result, we recorded impairment and abandonment charges for the related operating lease right-of-use assets and leasehold improvements.
The Plan was completed in the third quarter of 2023. Restructuring charges for the year ended December 31, 2023 were as follows (in thousands):

	Office Space Reductions(1)	Severance and Other Personnel Costs	Total
Cost of revenue	$—	$—	$—
Research and development	—	4,696	4,696
Sales and marketing	—	2,749	2,749
General and administrative	117,315	2,122	119,437
Total	$117,315	$9,567	$126,882

(1) Office space reductions are non-cash and include impairment charges and accelerated expense related to operating lease right-of-use assets and leasehold improvements. We estimated the fair value of the impaired assets using a discounted cash flow model based on market participant assumptions.

Part II
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Part II
Item 9B. Other information
During the last fiscal quarter, our directors and officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
(1) On December 11, 2023, Julia Brau Donnelly, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) to sell, between March 11, 2024 and November 15, 2024 (a) up to 65,972 shares of our Class A common stock, and (b) the net shares of our Class A common stock to be issued to Ms. Donnelly after the satisfaction of applicable taxes following the vesting and settlement of 196,414 RSUs.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference to the sections titled “Election of directors”, “Corporate governance”, "Executive officers" and, as applicable, "Delinquent section 16(a) reports that will be included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2023 (the "2024 Proxy Statement).
Item 11. Executive compensation
The information required by this item is incorporated by reference to the sections titled “Executive compensation” and "Director compensation" that will be included in our 2024 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference to the sections titled “Security ownership of certain beneficial owners and management” and "equity compensation plan information" that will be included in our 2024 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the sections titled “Election of directors” and “Other matters” that will be included in our 2024 Proxy Statement.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the section titled “Audit matters” that will be included in our 2024 Proxy Statement.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Certificate of Change of Registered Agent.	8-K	001-38872	3.1	December 21, 2021
3.3	Amended and Restated Bylaws of the Company.	8-K	001-38872	3.1	November 22, 2022
4.1	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
4.2	Form of Indenture.	10-K	001-38872	4.3	February 3, 2022
10.1+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement (CEO).	S-1/A	333-230458	10.14	April 8, 2019
10.3+	Form of Amended and Restated Executive Severance & Change in Control Agreement (Non-CEO).	10-K	001-38872	10.3	February 3, 2022
10.4+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.5+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.6+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019
10.7+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	S-1	333-230458	10.9	March 22, 2019
10.8+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.9+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.10+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.11+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.12+	Non-Employee Director Compensation Policy.	10-Q	001-38872	10.1	April 28, 2021
10.13+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
10.14+	Consulting Agreement dated October 13th, 2021 and effective October 15, 2021, Evan Sharp.	10-Q	001-38872	10.2	November 4, 2021
10.15+	Offer Letter, dated June 22, 2022, between Pinterest, Inc. and William Ready.	8-K	001-38872	10.1	June 28, 2022
10.16+	Executive Severance and Change in Control Agreement, dated June 23, 2022 between Pinterest, Inc. and William Ready.	8-K	001-38872	10.2	June 28, 2022
10.17+	Transition Letter, dated June 22, 2022 between Pinterest, Inc. and Ben Silbermann.	8-K	001-38872	10.3	June 28, 2022
10.18+	Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of June 29, 2022.	10-Q	001-38872	10.4	August 1, 2022
10.19+	Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Award Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of August 31, 2022.	10-Q	001-38872	10.1	October 27, 2022
10.20+	Offer Letter, dated November 14, 2022, between Pinterest, Inc. and Wanji Walcott.	10-K	001-38872	10.25	February 6, 2023
10.21+	Offer Letter, dated May 24, 2023, between Pinterest, Inc. and Julia Brau Donnelly.	8-K	001-38872	10.1	May 30, 2023
10.22+	Pinterest, Inc. Severance Plan for Certain Employees.	10-Q	001-38872	10.1	October 30, 2023
10.23	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 25, 2022.	10-Q	001-38872	10.2	October 27, 2022
10.24	First Amendment to Revolving Credit and Guaranty Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 19, 2023.	10-Q	001-38872	10.2	October 30, 2023
10.25	Cooperation Agreement, dated December 6, 2022, by and among Elliott Associates, L.P., Elliott International L.P. and Pinterest, Inc.	8-K	001-38872	10.1	December 6, 2022
21.1*	List of Subsidiaries of Pinterest, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Pinterest, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith
Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 8, 2024	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Power of attorney
The undersigned directors and officers of Pinterest, Inc. hereby constitute and appoint William Ready, Julia Brau Donnelly and Wanjiku Walcott, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Power of attorney

Name	Title	Date

/s/ William Ready	Chief Executive Officer (Principal Executive Officer)	February 8, 2024
William Ready

/s/ Jeffrey Jordan	Director	February 8, 2024
Jeffrey Jordan

/s/ Leslie J. Kilgore	Director	February 8, 2024
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 8, 2024
Jeremy S. Levine

/s/ Gokul Rajaram	Director	February 8, 2024
Gokul Rajaram

/s/ Fredric G. Reynolds	Director	February 8, 2024
Fredric G. Reynolds

/s/ Evan Sharp	Director	February 8, 2024
Evan Sharp

/s/ Benjamin Silbermann	Director	February 8, 2024
Benjamin Silbermann

/s/ Salaam Coleman Smith	Director	February 8, 2024
Salaam Coleman Smith

/s/ Marc Steinberg	Director	February 8, 2024
Marc Steinberg

/s/ Andrea Wishom	Director	February 8, 2024
Andrea Wishom

/s/ Scott Schenkel	Director	February 8, 2024
Scott Schenkel

/s/ Julia Brau Donnelly	Chief Financial Officer (Principal Financial Officer)	February 8, 2024
Julia Brau Donnelly

Power of attorney

/s/ Andrea Acosta	Chief Accounting Officer (Principal Accounting Officer)	February 8, 2024
Andrea Acosta

