Form 10-Q
period 2024-03-31
PINTEREST, INC.
filed 2024-04-30
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 24, 2024, there were 599,347,750 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 83,822,143 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “can,” “intends,” “plans,” “targets,” “forecasts,” “anticipates,” or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
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

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users ("MAUs") and average revenue per user ("ARPU"), are calculated using internal company data based on the activity of user accounts. We define a MAU as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs do not include Shuffles users unless they would otherwise qualify as MAUs. Unless otherwise indicated, we present MAUs based on the number of MAUs measured on the last day of the current period. We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We use these metrics to assess the growth and health of the overall business and believe that MAUs and ARPU best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,632,149	$1,361,936
Marketable securities	1,144,260	1,149,148
Accounts receivable, net of allowances of $9,001 and $10,635 as of March 31, 2024 and December 31, 2023, respectively	563,865	763,159
Prepaid expenses and other current assets	73,497	64,316
Total current assets	3,413,771	3,338,559
Property and equipment, net	38,160	32,225
Operating lease right-of-use assets	85,069	92,119
Goodwill and intangible assets, net	115,622	117,462
Other assets	14,097	14,040
Total assets	$3,666,719	$3,594,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,654	$79,058
Accrued expenses and other current liabilities	256,229	238,032
Total current liabilities	339,883	317,090
Operating lease liabilities	154,340	160,616
Other liabilities	28,654	26,019
Total liabilities	522,877	503,725
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 598,867 and 591,663 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 83,714 and 86,355 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	5,321,530	5,241,954
Accumulated other comprehensive loss	(2,615)	(1,013)
Accumulated deficit	(2,175,080)	(2,150,268)
Total stockholders’ equity	3,143,842	3,090,680
Total liabilities and stockholders’ equity	$3,666,719	$3,594,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$739,983	$602,581
Costs and expenses:
Cost of revenue	181,091	170,926
Research and development	280,275	266,346
Sales and marketing	226,289	201,131
General and administrative	106,744	207,864
Total costs and expenses	794,399	846,267
Loss from operations	(54,416)	(243,686)
Interest income (expense), net	31,266	24,901
Other income (expense), net	(4,526)	322
Loss before benefit from income taxes	(27,676)	(218,463)
Benefit from income taxes	(2,864)	(9,884)
Net loss	$(24,812)	$(208,579)
Net loss per share, basic and diluted	$(0.04)	$(0.31)
Weighted-average shares used in computing net loss per share, basic and diluted	678,819	681,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(24,812)	$(208,579)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,421)	3,956
Change in foreign currency translation adjustment	(181)	331
Comprehensive loss	$(26,414)	$(204,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units and issuance of restricted stock awards, net	3,179	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(99,708)	—	—	(99,708)
Issuance of common stock for cash upon exercise of stock options, net	1,384	—	16,811	—	—	16,811
Share-based compensation	—	—	162,473	—	—	162,473
Other comprehensive loss	—	—	—	(1,602)	—	(1,602)
Net loss	—	—	—	—	(24,812)	(24,812)
Balance as of March 31, 2024	682,581	$7	$5,321,530	$(2,615)	$(2,175,080)	$3,143,842

	Three Months Ended March 31, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	2,775	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(91,508)	—	—	(91,508)
Issuance of common stock for cash upon exercise of stock options, net	950	—	2,400	—	—	2,400
Repurchases of Class A common stock	(2,770)	—	(71,637)	—	—	(71,637)
Share-based compensation	—	—	143,122	—	—	143,122
Other comprehensive income	—	—	—	4,287	—	4,287
Net loss	—	—	—	—	(208,579)	(208,579)
Balance as of March 31, 2023	684,157	$7	$5,390,101	$(7,132)	$(2,323,237)	$3,059,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(24,812)	$(208,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,861	6,212
Share-based compensation	162,473	143,122
Impairment and abandonment charges for leases and leasehold improvements	—	112,934
Net amortization of investment premium and discount	(6,788)	(4,198)
Other	(2,695)	2,852
Changes in assets and liabilities:
Accounts receivable	201,188	192,523
Prepaid expenses and other assets	(10,240)	(5,773)
Operating lease right-of-use assets	8,727	25,163
Accounts payable	4,639	(11,031)
Accrued expenses and other liabilities	29,688	(43,659)
Operating lease liabilities	(10,895)	(26,109)
Net cash provided by operating activities	356,146	183,457
Investing activities
Purchases of property and equipment	(12,113)	(1,990)
Purchases of marketable securities	(336,522)	(331,608)
Sales of marketable securities	2,999	29,271
Maturities of marketable securities	342,517	318,490
Net cash (used in) provided by investing activities	(3,119)	14,163
Financing activities
Proceeds from exercise of stock options, net	16,756	2,400
Repurchases of Class A common stock	—	(69,476)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(99,708)	(91,508)
Net cash used in financing activities	(82,952)	(158,584)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(709)	1,142
Net increase in cash, cash equivalents and restricted cash	269,366	40,178
Cash, cash equivalents and restricted cash, beginning of period	1,368,532	1,617,660
Cash, cash equivalents and restricted cash, end of period	$1,637,898	$1,657,838

Supplemental cash flow information
Repurchases of Class A common stock in accrued expenses and other current liabilities	—	2,161
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,057	803

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,632,149	$1,651,242
Restricted cash included in prepaid expenses and other current assets	1,695	2,243
Restricted cash included in other assets	4,054	4,353
Total cash, cash equivalents and restricted cash	$1,637,898	$1,657,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Pinterest was incorporated in Delaware in 2008 and is headquartered in San Francisco, California. Pinterest is a visual search and discovery platform positioned at the intersection of search, social and commerce. We generate revenue by delivering ads on our website and mobile application.
Basis of Presentation and Consolidation
We prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The condensed consolidated financial statements include the accounts of Pinterest, Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2023.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,332,610	$—	$—	$1,332,610
Commercial paper	—	116,808	—	116,808
U.S. treasury securities	21,809	—	—	21,809
Marketable securities:
Corporate bonds	—	457,432	—	457,432
Commercial paper	—	257,031	—	257,031
U.S. treasury securities	250,212	—	—	250,212
Certificates of deposit	—	137,278	—	137,278
Non-U.S. government and supranational bonds	—	9,013	—	9,013
U.S. agency bonds	—	33,294	—	33,294
Prepaid expenses and other current assets:
Certificates of deposit	—	1,695	—	1,695
Restricted cash:
Certificates of deposit	—	4,054	—	4,054

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,032,675	$—	$—	$1,032,675
Commercial paper	—	106,268	—	106,268
Certificates of deposit	—	1,551	—	1,551
Corporate bonds	—	859	—	859
Marketable securities:
Corporate bonds	—	427,957	—	427,957
Commercial paper	—	201,145	—	201,145
U.S. treasury securities	336,356	—	—	336,356
Certificates of deposit	—	132,457	—	132,457
Non-U.S. government and supranational bonds	—	8,983	—	8,983
U.S. agency bonds	—	42,250	—	42,250
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Restricted cash:
Certificates of deposit	—	4,054	—	4,054
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of March 31, 2024 and December 31, 2023. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2024 and December 31, 2023.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2024
Due in one year or less	$848,270
Due after one to five years	295,990
Total	$1,144,260
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of March 31, 2024, our remaining contractual commitment is $1,598.2 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of March 31, 2024.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 181,885,320 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2024.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the three months ended March 31, 2024, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2023	13,043	$15.41	6.1	$282,197
Exercised	(1,383)	12.15
Outstanding as of March 31, 2024	11,660	$15.79	6.2	$220,120
Exercisable as of March 31, 2024	6,314	$12.26	4.5	$141,485

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2024 and 2023, was $6.3 million and $7.1 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $33.9 million and $22.5 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2024, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	45,099	$25.83
Granted	1,733	37.10
Released	(6,300)	26.44
Forfeited	(1,531)	25.71
Outstanding as of March 31, 2024	39,001	$26.23

Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,948	$2,309
Research and development	102,355	94,265
Sales and marketing	24,989	19,189
General and administrative	32,181	27,359
Total share-based compensation	$162,473	$143,122
As of March 31, 2024, we had $991.6 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.1 years.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Repurchase
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of March 31, 2024, $1.0 billion remains available for repurchases under the stock repurchase program.
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
We calculated basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(21,725)	$(3,087)	$(181,226)	$(27,353)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	594,353	84,466	591,815	89,325
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.31)	$(0.31)
Basic net loss per share is the same as diluted net loss per share because we reported net losses for all periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net loss per share because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	12,397	15,225
Unvested restricted stock units and restricted stock awards	43,486	53,246
Total	55,883	68,471
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three months ended March 31, 2024 and 2023. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2019 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
U.S. and Canada(1)	$546,584	$471,821
Europe(2)	124,042	97,388
Rest of World	69,357	33,372
Total revenue	$739,983	$602,581

(1)United States revenue was $522.6 million and $449.0 million for the three months ended March 31, 2024 and 2023, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States	$67,375	$66,335
Ireland	22,564	18,658
Mexico	12,167	12,835
International(1)	21,123	26,516
Total property and equipment, net and operating lease right-of-use assets	$123,229	$124,344

(1)Other than the United States, Ireland and Mexico, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
In April 2024, we granted 15,731,546 RSUs with an aggregate grant-date fair value of $527.6 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 2.8 years.

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
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2024 are as follows:
•Revenue was $740.0 million, an increase of 23% compared to the three months ended March 31, 2023.
•Monthly active users ("MAUs") were 518 million, an increase of 12% compared to March 31, 2023.
•Share-based compensation expense was $162.5 million, an increase of $19.4 million compared to the three months ended March 31, 2023.
•Total costs and expenses were $794.4 million.
•Loss from operations was $54.4 million.
•Net loss was $24.8 million.
•Adjusted EBITDA was $112.9 million.
•Cash, cash equivalents and marketable securities was $2,776.4 million.
•Headcount was 4,149.
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
As of March 31, 2024, global MAUs increased compared to March 31, 2023 primarily due to our investments in relevance and personalization beginning in the second quarter of 2022.

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
Quarterly Average Revenue per User
For the three months ended March 31, 2024, global ARPU was $1.46, which represents an increase of 10% compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, U.S. and Canada ARPU was $6.05, an increase of 19%, Europe ARPU was $0.86, an increase of 17%, and Rest of World ARPU was $0.11, a increase of 8% compared to the three months ended March 31, 2023.
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
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, benefit from income taxes and restructuring charges.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(24,812)	$(208,579)
Depreciation and amortization	4,861	6,212
Share-based compensation	162,473	143,122
Interest (income) expense, net	(31,266)	(24,901)
Other (income) expense, net	4,526	(322)
Benefit from income taxes	(2,864)	(9,884)
Restructuring charges	—	121,321
Adjusted EBITDA	$112,918	$26,969

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
Benefit From Income Taxes. Benefit from income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes adjusted for discrete items.
Adjusted EBITDA. We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, benefit from income taxes and restructuring charges. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$739,983	$602,581
Costs and expenses(1):
Cost of revenue	181,091	170,926
Research and development	280,275	266,346
Sales and marketing	226,289	201,131
General and administrative	106,744	207,864
Total costs and expenses	794,399	846,267
Loss from operations	(54,416)	(243,686)
Interest income (expense), net	31,266	24,901
Other income (expense), net	(4,526)	322
Loss before benefit from income taxes	(27,676)	(218,463)
Benefit from income taxes	(2,864)	(9,884)
Net loss	$(24,812)	$(208,579)
Adjusted EBITDA(2)	$112,918	$26,969

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,948	$2,309
Research and development	102,355	94,265
Sales and marketing	24,989	19,189
General and administrative	32,181	27,359
Total share-based compensation	$162,473	$143,122
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	24	28
Research and development	38	44
Sales and marketing	31	33
General and administrative	14	34
Total costs and expenses	107	139
Loss from operations	(7)	(39)
Interest income (expense), net	4	4
Other income (expense), net	(1)	—
Loss before benefit from income taxes	(4)	(35)
Benefit from income taxes	—	(2)
Net loss	(3)%	(34)%
Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Revenue	$739,983	$602,581	23%
Revenue for the three months ended March 31, 2024 increased by $137.4 million compared to the three months ended March 31, 2023 primarily due to growth in demand from our conversion and consideration objectives. Revenue growth was primarily driven by a 12% increase in MAUs as well as 10% increase in ARPU. The number of advertisements served increased by 38% while the price of advertisements decreased by 11% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Revenue based on our estimate of the geographic location of our users increased by 22% in U.S. and Canada to $591.8 million, Europe revenue increased by 27% to $118.0 million, and Rest of World revenue increased by 25% to $30.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Cost of revenue	$181,091	$170,926	6%
Percentage of revenue	24%	28%
Cost of revenue for the three months ended March 31, 2024 increased by $10.2 million compared to the three months ended March 31, 2023 primarily due to higher absolute hosting costs due to higher compute utilization offset by infrastructure efficiency initiatives.

Research and Development

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Research and development	$280,275	$266,346	5%
Percentage of revenue	38%	44%
Research and development for the three months ended March 31, 2024 increased by $13.9 million compared to the three months ended March 31, 2023. The increase was primarily due to a 10% increase in personnel expenses and an $8.1 million increase in share-based compensation expense offset by $4.1 million of restructuring charges during the three months ended March 31, 2023.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Sales and marketing	$226,289	$201,131	13%
Percentage of revenue	31%	33%
Sales and marketing for the three months ended March 31, 2024 increased by $25.2 million compared to the three months ended March 31, 2023. The increase was primarily due to a $13.0 million increase in marketing expenses, a 9% increase in personnel expenses and a $5.8 million increase in share-based compensation expense offset by $2.7 million of restructuring charges during the three months ended March 31, 2023.
General and Administrative

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
General and administrative	$106,744	$207,864	(49)%
Percentage of revenue	14%	34%
General and administrative for the three months ended March 31, 2024 decreased by $101.1 million compared to the three months ended March 31, 2023. The decrease was primarily due to $114.6 million of restructuring charges during the three months ended March 31, 2023, offset by a $5.6 million increase in outsourced services costs, a $4.8 million increase in share-based compensation expense and a 10% increase in personnel expenses.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Interest income (expense), net	$31,266	$24,901	26%
Other income (expense), net	(4,526)	322	(1,506)%
Interest and other income (expense), net	$26,740	$25,223	6%
Interest and other income (expense), net for the three months ended March 31, 2024 increased by $1.5 million compared to the three months ended March 31, 2023, primarily due to higher returns on our marketable securities as a result of higher interest rates offset by higher foreign currency exchange losses.

Benefit From Income Taxes

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Benefit from income taxes	$(2,864)	$(9,884)	(71)%
Benefit from income taxes was primarily due to losses generated in U.S. federal, state and certain foreign jurisdictions and includes the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023	% change

	(in thousands)
Net loss	$(24,812)	$(208,579)	88%
Adjusted EBITDA	$112,918	$26,969	319%
Net loss for the three months ended March 31, 2024 was $(24.8) million compared to net loss of $(208.6) million for the three months ended March 31, 2023. Adjusted EBITDA was $112.9 million for the three months ended March 31, 2024 compared to $27.0 million for the three months ended March 31, 2023, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2024, we had $2,776.4 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2024, $155.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of March 31, 2024. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of March 31, 2024.
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
There have been no material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2023.
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. As of March 31, 2024, $1.0 billion remains available for repurchases under the stock repurchase program.

For the three months ended March 31, 2024 and 2023, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$356,146	$183,457
Investing activities	$(3,119)	$14,163
Financing activities	$(82,952)	$(158,584)
Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $172.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in our net loss and an increase in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash (used in) provided by investing activities decreased by $17.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in net sales of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, and proceeds from the exercise of stock options. Net cash used in financing activities decreased by $75.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the repurchase of Class A common stock during the three months ended March 31, 2023.
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
Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, views an ad contracted on a cost per thousand impressions ("CPM") or cost per day ("CPD") basis or views a video ad contracted on a cost per view ("CPV") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM, CPV or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2024.
Interest Rate Risk
As of March 31, 2024, we held cash, cash equivalents and marketable securities of $2,776.4 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $6.8 million and $6.6 million as of March 31, 2024 and December 31, 2023, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
•if our partnerships for third party advertisement demand do not yield expected business impact;

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
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase user engagement and our monetization efforts. Our platform particularly resonates with women, who comprise a significant majority of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent a large portion of our user base. We may not be able to further increase the number of users in these demographics and may need to increase the number of users in other demographics, such as men and international users, in order to grow our users. Further, we may make changes to our product that makes it less attractive for a particular demographic.
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
We regularly monitor how our advertising affects users’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to users, and will, from time to time change the number of advertisements or eliminate certain types of advertisements to maintain users’ satisfaction in the service. Further, advertisements may be placed near content that may not be relevant or inspiring which can deter advertisers from using our platform.
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
Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, cyberattacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future attempt to induce our employees, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or users’, creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, that could negatively affect our products and our business.

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
All these restrictions described above make it more difficult for us to provide the most relevant ads to our users, measure the effectiveness of, and to re-target and optimize, advertising on our platform. We have developed Pinterest API for Conversions and other measurement tools to address these restrictions, which are all designed to mitigate loss of conversion signal. However, there is no guarantee that advertisers will use this technology or future technologies that we develop, or that these technologies will otherwise be effective to improve conversion visibility and enable the use of conversion data for retargeting in future advertising campaigns. Advertisers may also prioritize integrations with larger platforms due to larger spend concentration. All of this may result in advertisers spending less or not at all, on our platform and prefer larger platforms like Facebook and Google that have more capabilities to help advertisers measure their conversions.
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
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA, CPRA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising. by, for example, requiring users to opt-in to personalized advertising. Public statements against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content creator and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. Failure to effectively scale and grow our technology infrastructure to accommodate these increased demands, could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, epidemics, pandemic and other public health emergencies, terrorist attacks, acts of war, earthquakes, the effects of climate change and other events beyond our control. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are located in California, which has historically experienced, and may continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services and could cause us to incur substantial expense. Climate-related events, including the increasing frequency of extreme weather events and their impact, have the potential to disrupt our business and/or the business of our third-party suppliers and partners.
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
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our platform if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in certain countries. Other governments may seek to restrict access to or block our platform, prohibit or block the hosting of certain content available through our platform, or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. We may also decide to stop offering our platform in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our platform. If additional prohibitions or restrictions are imposed on our platform, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected, and our business, revenue and financial results could be harmed.
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
Additionally, in October 2020, the Organisation for Economic Co-operation and Development, as part of its Base Erosion and Profit Shifting Action Plan, released proposals that provide a long-term, multilateral framework on taxation of the digital economy. In July 2023, the Inclusive Framework jurisdictions announced they reached agreement on the proposals endorsed by the Group of Twenty intergovernmental political forum, including a global minimum tax, and began implementation in 2024. Several countries are either proposing or have already enacted legislation to introduce key aspects of the plan. We do not expect a resulting material change to our income tax provision for fiscal year 2024 from this legislation. As additional jurisdictions enact legislation, we expect our effective tax rate and cash tax payments could increase in future years.
Various jurisdictions have also enacted or are considering a digital services tax on companies that generate revenues from the provision of digital services. These ongoing efforts to modernize the international tax framework and address the digitalization of the global economy could increase our future tax obligations.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, resulting in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $24.8 million and $208.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $2,175.1 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•fluctuations, caused by stock price volatility, in the amount we spend to fund tax withholding and remittance obligations related to the vesting and settlement of RSUs as we continue to net settle such RSUs; and
•our ability to anticipate and adapt to the changing internet business or macroeconomic conditions; and the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.7% of the voting power of our outstanding capital stock as of March 31, 2024. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of March 31, 2024, we have 5,834,114,514 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

January 1 - January 31, 2024	25,776	$37.10	—	—
February 1 - February 29, 2024	18,450	$35.11	—	—
March 1 - March 31, 2024	78,207	$34.29	—	—
Total	122,433		—	—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Item 5. Other Information
10b5-1 Trading Plans
During the quarter ended March 31, 2024, our directors and section 16 officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
On March 14, 2024, Andrea Acosta, our Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) to sell, between June 10, 2024 and December 31, 2024 up to the total number of shares of our Class A common stock to be issued to Ms. Acosta after the satisfaction of applicable taxes following the vesting and settlement of 41,574 restricted stock units.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Non-Employee Director Compensation Policy.					X
10.2+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: April 30, 2024	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2024	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)