Form 10-Q
period 2024-06-30
PINTEREST, INC.
filed 2024-07-30
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 24, 2024, there were 603,566,773 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 82,628,809 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,376,681	$1,361,936
Marketable securities	1,358,502	1,149,148
Accounts receivable, net of allowances of $8,729 and $10,635 as of June 30, 2024 and December 31, 2023, respectively	664,293	763,159
Prepaid expenses and other current assets	93,270	64,316
Total current assets	3,492,746	3,338,559
Property and equipment, net	40,036	32,225
Operating lease right-of-use assets	83,941	92,119
Goodwill and intangible assets, net	113,783	117,462
Other assets	17,010	14,040
Total assets	$3,747,516	$3,594,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,924	$79,058
Accrued expenses and other current liabilities	293,779	238,032
Total current liabilities	367,703	317,090
Operating lease liabilities	151,750	160,616
Other liabilities	30,010	26,019
Total liabilities	549,463	503,725
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 603,564 and 591,663 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 82,629 and 86,355 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	5,366,284	5,241,954
Accumulated other comprehensive loss	(2,045)	(1,013)
Accumulated deficit	(2,166,193)	(2,150,268)
Total stockholders’ equity	3,198,053	3,090,680
Total liabilities and stockholders’ equity	$3,747,516	$3,594,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$853,680	$708,025	$1,593,663	$1,310,606
Costs and expenses:
Cost of revenue	184,856	168,740	365,947	339,666
Research and development	312,837	269,391	593,112	535,737
Sales and marketing	265,354	243,239	491,643	444,370
General and administrative	112,074	99,898	218,818	307,762
Total costs and expenses	875,121	781,268	1,669,520	1,627,535
Loss from operations	(21,441)	(73,243)	(75,857)	(316,929)
Interest income (expense), net	34,680	24,888	65,946	49,789
Other income (expense), net	(4,596)	2,180	(9,122)	2,502
Income (loss) before benefit from income taxes	8,643	(46,175)	(19,033)	(264,638)
Benefit from income taxes	(244)	(11,233)	(3,108)	(21,117)
Net income (loss)	$8,887	$(34,942)	$(15,925)	$(243,521)
Net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.02)	$(0.36)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.36)
Weighted-average shares used in computing net income (loss) per share:
Basic	683,171	674,280	680,995	677,696
Diluted	708,258	674,280	680,995	677,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$8,887	$(34,942)	$(15,925)	$(243,521)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(110)	(1,198)	(1,531)	2,758
Change in foreign currency translation adjustment	680	(376)	499	(45)
Comprehensive income (loss)	$9,457	$(36,516)	$(16,957)	$(240,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	682,581	$7	$5,321,530	$(2,615)	$(2,175,080)	$3,143,842
Release of restricted stock units and issuance of restricted stock awards, net	3,816	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(119,753)	—	—	(119,753)
Issuance of common stock for cash upon exercise of stock options	600	—	2,452	—	—	2,452
Repurchases of Class A common stock	(804)	—	(34,378)	—	—	(34,378)
Share-based compensation	—	—	196,433	—	—	196,433
Other comprehensive income	—	—	—	570	—	570
Net income	—	—	—	—	8,887	8,887
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053

	Three Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	684,157	$7	$5,390,101	$(7,132)	$(2,323,237)	$3,059,739
Release of restricted stock units and issuance of restricted stock awards, net	3,480	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(71,695)	—	—	(71,695)
Issuance of common stock for cash upon exercise of stock options	325	—	816	—	—	816
Repurchases of Class A common stock	(18,446)	—	(428,892)	—	—	(428,892)
Share-based compensation	—	—	169,630	—	—	169,630
Other comprehensive loss	—	—	—	(1,574)	—	(1,574)
Net loss	—	—	—	—	(34,942)	(34,942)
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units and issuance of restricted stock awards, net	6,995	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(219,461)	—	—	(219,461)
Issuance of common stock for cash upon exercise of stock options	1,984	—	19,263	—	—	19,263
Repurchases of Class A common stock	(804)	—	(34,378)	—	—	(34,378)
Share-based compensation	—	—	358,906	—	—	358,906
Other comprehensive loss	—	—	—	(1,032)	—	(1,032)
Net loss	—	—	—	—	(15,925)	(15,925)
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053

	Six Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	6,255	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(163,203)	—	—	(163,203)
Issuance of common stock for cash upon exercise of stock options	1,275	—	3,216	—	—	3,216
Repurchases of Class A common stock	(21,216)	—	(500,529)	—	—	(500,529)
Share-based compensation	—	—	312,752	—	—	312,752
Other comprehensive income	—	—	—	2,713	—	2,713
Net loss	—	—	—	—	(243,521)	(243,521)
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(15,925)	$(243,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,781	11,283
Share-based compensation	358,906	312,752
Impairment and abandonment charges for leases and leasehold improvements	—	117,315
Net amortization of investment premium and discount	(13,092)	(8,986)
Other	3,629	4,485
Changes in assets and liabilities:
Accounts receivable	102,767	136,827
Prepaid expenses and other assets	(35,722)	(23,048)
Operating lease right-of-use assets	16,618	34,595
Accounts payable	(4,968)	(24,295)
Accrued expenses and other liabilities	60,681	(31,663)
Operating lease liabilities	(20,103)	(39,568)
Net cash provided by operating activities	462,572	246,176
Investing activities
Purchases of property and equipment	(16,897)	(2,800)
Purchases of marketable securities	(811,693)	(654,349)
Sales of marketable securities	7,749	29,271
Maturities of marketable securities	606,566	609,402
Net cash used in investing activities	(214,275)	(18,476)
Financing activities
Proceeds from exercise of stock options	19,255	3,216
Repurchases of Class A common stock	(33,336)	(500,000)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(219,461)	(163,203)
Net cash used in financing activities	(233,542)	(659,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,484)	1,075
Net increase (decrease) in cash, cash equivalents and restricted cash	13,271	(431,212)
Cash, cash equivalents and restricted cash, beginning of period	1,368,532	1,617,660
Cash, cash equivalents and restricted cash, end of period	$1,381,803	$1,186,448

Supplemental cash flow information
Cash paid for income taxes, net	$15,178	$6,006
Non-cash investing and financing activities:
Repurchases of Class A common stock in accrued expenses and other current liabilities	$1,042	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,778	$13,809

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,376,681	$1,179,852
Restricted cash included in prepaid expenses and other current assets	1,068	2,243
Restricted cash included in other assets	4,054	4,353
Total cash, cash equivalents and restricted cash	$1,381,803	$1,186,448

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,141,896	$—	$—	$1,141,896
Commercial paper	—	130,088	—	130,088
U.S. treasury securities	7,519	—	—	7,519
Marketable securities:
Corporate bonds	—	545,856	—	545,856
U.S. treasury securities	350,520	—	—	350,520
Commercial paper	—	272,668	—	272,668
Certificates of deposit	—	167,027	—	167,027
U.S. agency bonds	—	13,381	—	13,381
Non-U.S. government and supranational bonds	—	9,050	—	9,050
Prepaid expenses and other current assets:
Certificates of deposit	—	1,068	—	1,068
Restricted cash:
Certificates of deposit	—	4,054	—	4,054

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,032,675	$—	$—	$1,032,675
Commercial paper	—	106,268	—	106,268
Certificates of deposit	—	1,551	—	1,551
Corporate bonds	—	859	—	859
Marketable securities:
Corporate bonds	—	427,957	—	427,957
U.S. treasury securities	336,356	—	—	336,356
Commercial paper	—	201,145	—	201,145
Certificates of deposit	—	132,457	—	132,457
U.S. agency bonds	—	42,250	—	42,250
Non-U.S. government and supranational bonds	—	8,983	—	8,983
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Restricted cash:
Certificates of deposit	—	4,054	—	4,054
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of June 30, 2024 and December 31, 2023. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2024 and December 31, 2023.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2024
Due in one year or less	$1,027,926
Due after one to five years	330,576
Total	$1,358,502
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2024, our remaining contractual commitment is $1,440.2 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of June 30, 2024.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 170,323,989 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2024.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the six months ended June 30, 2024, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2023	13,043	$15.41	6.1	$282,197
Exercised	(1,984)	9.71
Forfeited	(10)	2.96
Outstanding as of June 30, 2024	11,049	$16.44	6.3	$305,302
Exercisable as of June 30, 2024	6,238	$13.72	5.0	$189,305

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the six months ended June 30, 2024 and 2023, was $12.6 million and $14.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $56.5 million and $29.4 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2024, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	45,099	$25.83
Granted	17,558	33.93
Released	(13,114)	27.72
Forfeited	(2,984)	26.31
Outstanding as of June 30, 2024	46,559	$28.32

Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$3,777	$2,740	$6,725	$5,049
Research and development	128,481	108,580	230,836	202,845
Sales and marketing	30,906	26,398	55,895	45,587
General and administrative	33,269	31,912	65,450	59,271
Total share-based compensation	$196,433	$169,630	$358,906	$312,752

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, we had $1,288.8 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.2 years.
Stock Repurchase
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2024, we repurchased and retired 804,297 shares of our Class A common stock for an aggregate purchase price of $34.4 million. As of June 30, 2024, $965.6 million remains available for repurchases under the stock repurchase program.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$7,805	$1,082	$(30,314)	$(4,628)	$(13,965)	$(1,960)	$(211,427)	$(32,094)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	600,033	83,138	584,978	89,302	597,193	83,802	588,382	89,314
Basic net income (loss) per share	$0.01	$0.01	$(0.05)	$(0.05)	$(0.02)	$(0.02)	$(0.36)	$(0.36)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$7,805	$1,082	$(30,314)	$(4,628)	$(13,965)	$(1,960)	$(211,427)	$(32,094)
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,082	—	—	—	—	—	—	—
Reallocation of net income to Class B common stock	—	(38)	—	—	—	—	—	—
Diluted net income (loss)	$8,887	$1,044	$(30,314)	$(4,628)	$(13,965)	$(1,960)	$(211,427)	$(32,094)
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	600,033	83,138	584,978	89,302	597,193	83,802	588,382	89,314
Conversion of Class B to Class A common stock	83,138	—	—	—	—	—	—	—
Weighted average effect of dilutive potential common stock	25,087	—	—	—	—	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	708,258	83,138	584,978	89,302	597,193	83,802	588,382	89,314
Diluted net income (loss) per share	$0.01	$0.01	$(0.05)	$(0.05)	$(0.02)	$(0.02)	$(0.36)	$(0.36)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding stock options	—	14,723	11,884	14,973
Unvested restricted stock units and restricted stock awards	1,623	50,521	46,963	52,085
Total	1,623	65,244	58,847	67,058
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income tax benefits are not material for the three and six months ended June 30, 2024. We recorded income tax benefits of $11.2 million and $21.1 million for the three and six months ended June 30, 2023, respectively.
The income tax benefits recorded for all periods presented were primarily driven by the pre-tax losses generated during the periods, partially offset by changes in our valuation allowance. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets should be released. The reversal would result in a significant income tax benefit for the period when we release the valuation allowance in the U.S. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2019 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. and Canada(1)	$633,607	$549,653	$1,180,191	$1,021,474
Europe(2)	143,729	118,810	267,771	216,198
Rest of World	76,344	39,562	145,701	72,934
Total revenue	$853,680	$708,025	$1,593,663	$1,310,606

(1)United States revenue was $603.8 million and $518.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1,126.4 million and $967.5 million for the six months ended June 30, 2024 and 2023, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our total deferred revenue was $21.5 million and $15.3 million as of June 30, 2024 and December 31, 2023, respectively.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2024	2023
United States	$67,703	$66,335
Ireland	25,895	18,658
Mexico	10,079	12,835
International(1)	20,300	26,516
Total property and equipment, net and operating lease right-of-use assets	$123,977	$124,344

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2024 are as follows:
•Revenue was $853.7 million, an increase of 21% compared to the three months ended June 30, 2023.
•Monthly active users ("MAUs") were 522 million, an increase of 12% compared to June 30, 2023.
•Share-based compensation expense was $196.4 million, an increase of $26.8 million compared to the three months ended June 30, 2023.
•Total costs and expenses were $875.1 million.
•Loss from operations was $21.4 million.
•Net income was $8.9 million.
•Adjusted EBITDA was $179.9 million.
•Cash, cash equivalents and marketable securities was $2,735.2 million.
•Headcount was 4,249.

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

As of June 30, 2024, global MAUs increased compared to June 30, 2023 primarily due to our investments in relevance and personalization beginning in the second quarter of 2022.
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
Quarterly Average Revenue per User
For the three months ended June 30, 2024, global ARPU was $1.64, which represents an increase of 8% compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, U.S. and Canada ARPU was $6.85, an increase of 16%, Europe ARPU was $1.03, an increase of 14%, and Rest of World ARPU was $0.13, an increase of 13% compared to the three months ended June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$8,887	$(34,942)	$(15,925)	$(243,521)
Depreciation and amortization	4,920	5,071	9,781	11,283
Share-based compensation	196,433	169,630	358,906	312,752
Interest (income) expense, net	(34,680)	(24,888)	(65,946)	(49,789)
Other (income) expense, net	4,596	(2,180)	9,122	(2,502)
Benefit from income taxes	(244)	(11,233)	(3,108)	(21,117)
Restructuring charges	—	5,561	—	126,882
Adjusted EBITDA	$179,912	$107,019	$292,830	$133,988

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$853,680	$708,025	$1,593,663	$1,310,606
Costs and expenses(1):
Cost of revenue	184,856	168,740	365,947	339,666
Research and development	312,837	269,391	593,112	535,737
Sales and marketing	265,354	243,239	491,643	444,370
General and administrative	112,074	99,898	218,818	307,762
Total costs and expenses	875,121	781,268	1,669,520	1,627,535
Loss from operations	(21,441)	(73,243)	(75,857)	(316,929)
Interest income (expense), net	34,680	24,888	65,946	49,789
Other income (expense), net	(4,596)	2,180	(9,122)	2,502
Income (loss) before benefit from income taxes	8,643	(46,175)	(19,033)	(264,638)
Benefit from income taxes	(244)	(11,233)	(3,108)	(21,117)
Net income (loss)	$8,887	$(34,942)	$(15,925)	$(243,521)
Adjusted EBITDA(2)	$179,912	$107,019	$292,830	$133,988

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$3,777	$2,740	$6,725	$5,049
Research and development	128,481	108,580	230,836	202,845
Sales and marketing	30,906	26,398	55,895	45,587
General and administrative	33,269	31,912	65,450	59,271
Total share-based compensation	$196,433	$169,630	$358,906	$312,752
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	22	24	23	26
Research and development	37	38	37	41
Sales and marketing	31	34	31	34
General and administrative	13	14	14	23
Total costs and expenses	103	110	105	124
Loss from operations	(3)	(10)	(5)	(24)
Interest income (expense), net	4	4	4	4
Other income (expense), net	(1)	—	(1)	—
Income (loss) before benefit from income taxes	1	(7)	(1)	(20)
Benefit from income taxes	—	(2)	—	(2)
Net income (loss)	1%	(5)%	(1)%	(19)%
Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Revenue	$853,680	$708,025	21%	$1,593,663	$1,310,606	22%
Revenue for the three and six months ended June 30, 2024 increased by $145.7 million and $283.1 million, respectively, compared to the three and six months ended June 30, 2023 primarily due to growth in demand from our conversion and consideration objectives. Revenue growth was primarily driven by a 12% increase in MAUs as well as 8% and 9% respective increases in ARPU for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The number of advertisements served increased by 35% and 36% for the three and six months ended June 30, 2024 while the price of advertisements decreased by 11% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.
Revenue based on our estimate of the geographic location of our users increased by 19% and 20% in U.S. and Canada to $672.9 million and $1,264.7 million, Europe revenue increased by 25% and 26% to $142.7 million and $260.7 million, and Rest of World revenue increased by 32% and 29% to $38.1 million and $68.3 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Cost of revenue	$184,856	$168,740	10%	$365,947	$339,666	8%
Percentage of revenue	22%	24%		23%	26%
Cost of revenue for the three and six months ended June 30, 2024 increased by $16.1 million and $26.3 million, respectively compared to the three and six months ended June 30, 2023 primarily due to increased users and engagement offset by infrastructure efficiency initiatives.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Research and development	$312,837	$269,391	16%	$593,112	$535,737	11%
Percentage of revenue	37%	38%		37%	41%
Research and development for the three and six months ended June 30, 2024 increased by $43.4 million and $57.4 million, respectively, compared to the three and six months ended June 30, 2023. These increases were primarily due to $19.9 million and $28.0 million respective increases in share-based compensation expense and 16% and 13% respective increases in personnel expenses.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Sales and marketing	$265,354	$243,239	9%	$491,643	$444,370	11%
Percentage of revenue	31%	34%		31%	34%
Sales and marketing for the three and six months ended June 30, 2024 increased by $22.1 million and $47.3 million respectively, compared to the three and six months ended June 30, 2023, primarily due to $12.1 million and $25.1 million respective increases in marketing expenses, 2% and 6% respective increases in personnel expenses and $4.5 million and $10.3 million respective increases in share-based compensation expense.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
General and administrative	$112,074	$99,898	12%	$218,818	$307,762	(29)%
Percentage of revenue	13%	14%		14%	23%
General and administrative for the three months ended June 30, 2024 increased by $12.2 million compared to the three months ended June 30, 2023 primarily due to $10.0 million in non income-based taxes. General and administrative for the six months ended June 30, 2024 decreased by $88.9 million, primarily due to $119.4 million of restructuring charges in 2023, offset by an $11.1 million increase in non income-based taxes, a $6.3 million increase in outsourced services costs and $6.2 million increase in share-based compensation expense.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Interest income (expense), net	$34,680	$24,888	39%	$65,946	$49,789	32%
Other income (expense), net	(4,596)	2,180	(311)%	(9,122)	2,502	465%
Interest and other income (expense), net	$30,084	$27,068	11%	$56,824	$52,291	9%
Interest and other income (expense), net for the three and six months ended June 30, 2024 increased by $3.0 million and $4.5 million, respectively, compared to the three and six months ended June 30, 2023, primarily due to higher returns on our marketable securities as a result of higher invested balances and higher interest rates offset by higher foreign currency exchange losses.

Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Benefit from income taxes	$(244)	$(11,233)	(98)%	$(3,108)	$(21,117)	(85)%
Benefit from income taxes for all periods presented was primarily due to the losses generated in U.S. federal, state and certain foreign jurisdictions. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets should be released. The reversal would result in a significant income tax benefit for the period when we release the valuation allowance in the U.S. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Net income (loss)	$8,887	$(34,942)	125%	$(15,925)	$(243,521)	93%
Adjusted EBITDA	$179,912	$107,019	68%	$292,830	$133,988	119%
Net income for the three months ended June 30, 2024 was $8.9 million compared to net loss of $34.9 million for the three months ended June 30, 2023. Net loss for the six months ended June 30, 2024 was $15.9 million compared to $243.5 million for the six months ended June 30, 2023. Adjusted EBITDA was $179.9 million and $292.8 million for the three and six months ended June 30, 2024 compared to $107.0 million and $134.0 million for the three and six months ended June 30, 2023, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2024, we had $2,735.2 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2024, $152.3 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of June 30, 2024. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of June 30, 2024.
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
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2024, we repurchased and retired 804,297 shares of our Class A common stock for an aggregate purchase price of $34.4 million. As of June 30, 2024, $965.6 million remains available for repurchases under the stock repurchase program.

For the six months ended June 30, 2024 and 2023, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$462,572	$246,176
Investing activities	$(214,275)	$(18,476)
Financing activities	$(233,542)	$(659,987)
Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $216.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in our net loss and an increase in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $195.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in net purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities decreased by $426.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease in the repurchase of Class A common stock offset by an increase in tax remittances on release of RSUs and RSAs due to an increase in our stock price.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2024.
Interest Rate Risk
As of June 30, 2024, we held cash, cash equivalents and marketable securities of $2,735.2 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.0 million and $6.6 million as of June 30, 2024 and December 31, 2023, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the EU recently passed the EU AI Act which will be effective from August 1, 2024 and gives companies one to three years to comply with its various requirements which are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a violating company’s global annual revenue. We may not always be able to anticipate how to respond to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we expand the use of AI into our product or service offerings. AI technologies, including generative AI, may create content that is factually inaccurate or flawed, or otherwise unlawful, harmful or policy-violating. Such content may expose us to brand or reputational harm and/or legal liability. It is also uncertain how various laws related to online services, intermediary liability, copyright and other issues will apply to content generated by AI. The use of certain AI technologies presents emerging ethical and social issues, and if we offer solutions that draw scrutiny or controversy due to their perceived or actual impact on users or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability. As such, it is not possible to predict all of the risks related to the use of AI, and developments in regulatory frameworks governing the use of AI and in related stakeholder expectations may adversely affect our ability to develop and use AI or subject us to liability.
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
All these restrictions described above make it more difficult for us to provide the most relevant ads to our users, measure the effectiveness of, and to re-target and optimize, advertising on our platform. We have developed the Pinterest Conversions API and other measurement tools to address these restrictions, which are all designed to mitigate loss of conversion signal. However, there is no guarantee that advertisers will use this technology or future technologies that we develop, or that these technologies will otherwise be effective to improve conversion visibility and enable the use of conversion data for retargeting in future advertising campaigns. Advertisers may also prioritize integrations with larger platforms due to larger spend concentration. All of this may result in advertisers spending less or not at all, on our platform and prefer larger platforms like Facebook and Google that have more capabilities to help advertisers measure their conversions.
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
We receive, process, store, use and share data, some of which contains personal information. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from users, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or states or conflict with other rules.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, which Pinterest has applied to join, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the CPRA which went into effect in 2023 and significantly modifies the CCPA, has led to further uncertainty and requires us to incur additional costs and expenses. Other states have also enacted privacy laws similar to the CPRA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA (as amended by the CPRA) and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising. by, for example, requiring users to opt-in to personalized advertising. Public statements against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
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

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the EU Digital Services Act (“DSA”), which became applicable to Pinterest in August 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.
Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. For example, the EU Directive on Copyright in the Digital Single Market ("EU Copyright Directive") has been implemented in several EU member states and expands the liability scheme for online content sharing service providers and imposes additional requirements for the content uploaded by their users to protect copyright owners against unlicensed use of their work. There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, aimed at limiting the scope of protections available to online services and/or that further impose new obligations in are as affecting our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to minors, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.
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
From time to time, we receive letters from patent holders alleging that some of our products infringe their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from holders of copyrighted content alleging infringement of their intellectual property rights, including DMCA take-down requests. Our technologies and content, including the content that users save on our service, may not be able to withstand such third-party claims.
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
We rely, and expect to continue to rely, on a combination of confidentiality, invention assignment and license agreements with our employees, consultants and other third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. Further, there can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. There can be no assurance that each of our trademark registration applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the use of our patents to third parties, which could require significant cash expenditures. Additionally, our current and future patents, trademarks and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net losses of $15.9 million and $243.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $2,166.2 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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

As of December 31, 2023, we had federal, California and other state net operating loss carryforwards of $2,914.6 million, $555.0 million and $1,387.5 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2031 and 2024, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.2% of the voting power of our outstanding capital stock as of June 30, 2024. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of June 30, 2024, we have 5,834,031,206 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended June 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

April 1 - April 30, 2024	51,584	$33.09	—	—
May 1 - May 31, 2024	331,900	$41.90	331,900	—
June 1 - June 30, 2024	472,397	$43.33	472,397	—
Total	855,881		804,297	—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases.
(3)On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. Refer to Note 4 to our condensed consolidated financial statements for further information on our stock repurchase program.

Item 5. Other Information
During the quarter ended June 30, 2024, our directors and section 16 officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
On June 12, 2024, Gokul Rajaram, a member of our board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1(c)”) to sell up to 18,400 shares of our Class A common stock between September 18, 2024 and August 20, 2025.
On June 14, 2024, SFTC LLC adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 450,000 shares of our Class A common stock. SFTC LLC is owned by The Silbermann 2012 Irrevocable Trust, the beneficiaries of which include certain of Ben Silbermann's immediate family members. Mr. Silbermann is deemed not to be a beneficial owner of the shares held by the SFTC LLC.

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

PINTEREST, INC.

Date: July 30, 2024	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2024	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)