Form 10-Q
period 2024-09-30
PINTEREST, INC.
filed 2024-11-07
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 31, 2024, there were 593,243,901 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 82,582,326 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believe,” “estimate,” “expect,” “may,” “will,” “can,” "could," "would," "might," "continue," “intend,” “plan,” "forecast," "strategy," "projection," "goal," "trends," "project," "target," “anticipate,” "potential," or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
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
•disruption of, degradation in or interference with our use of Amazon Web Services ("AWS") and our infrastructure; and
•our ability to attract and retain personnel.
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
•our dependence on AWS for the vast majority of our compute, storage, data transfer, and other services;
•effectively operating with mobile operating systems, web browsers, networks, regulations and standards which we do not control, and changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards;
•our reliance on software, technologies, and related services from other parties; and
•technologies that can block the display of our ads.
Legal and Regulatory Matters. The legal and regulatory frameworks, actions, and requirements to which our business, products, services and operations are subject, including:
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
Financial Statements and Performance. The preparation of our financial statements and our financial and operating performance, including:
•our limited operating history and previously incurred operating losses, anticipated increases to operating costs and expenses, and our ability to obtain or maintain profitability;
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
•provisions under Delaware law and our governing documents that could make a merger, tender offer or proxy contest difficult;
•our certificate of incorporation’s designation of a state or federal court located within Delaware as the exclusive forum for substantially all disputes between us and our stockholders; and
•our intention not to pay dividends for the foreseeable future.

LIMITATIONS OF KEY METRICS AND OTHER DATA
The numbers for our key metrics, which include our monthly active users ("MAUs") and average revenue per user ("ARPU"), are calculated using internal company data based on the activity of user accounts. We define an MAU as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs does not include Shuffles users unless they would otherwise qualify as MAUs. Unless otherwise indicated, we present MAUs based on the number of MAUs measured on the last day of the current period. We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in a given geography during a period divided by the average of the number of MAUs in that geography during the period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We use these metrics to assess the growth and health of the overall business and believe that MAUs and ARPU best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in technology or our methodology.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,035,565	$1,361,936
Marketable securities	1,406,993	1,149,148
Accounts receivable, net of allowances of $7,995 and $10,635 as of September 30, 2024 and December 31, 2023, respectively	680,515	763,159
Prepaid expenses and other current assets	109,324	64,316
Total current assets	3,232,397	3,338,559
Property and equipment, net	39,421	32,225
Operating lease right-of-use assets	86,172	92,119
Goodwill and intangible assets, net	111,943	117,462
Other assets	21,200	14,040
Total assets	$3,491,133	$3,594,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,876	$79,058
Accrued expenses and other current liabilities	320,426	238,032
Total current liabilities	409,302	317,090
Operating lease liabilities	154,402	160,616
Other liabilities	33,550	26,019
Total liabilities	597,254	503,725
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 592,374 and 591,663 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 82,605 and 86,355 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	5,023,586	5,241,954
Accumulated other comprehensive income (loss)	5,923	(1,013)
Accumulated deficit	(2,135,637)	(2,150,268)
Total stockholders’ equity	2,893,879	3,090,680
Total liabilities and stockholders’ equity	$3,491,133	$3,594,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$898,373	$763,203	$2,492,036	$2,073,809
Costs and expenses:
Cost of revenue	187,453	170,998	553,400	510,664
Research and development	326,679	264,698	919,791	800,435
Sales and marketing	249,033	225,929	740,676	670,299
General and administrative	141,124	106,577	359,942	414,339
Total costs and expenses	904,289	768,202	2,573,809	2,395,737
Loss from operations	(5,916)	(4,999)	(81,773)	(321,928)
Interest income (expense), net	32,477	26,691	98,423	76,480
Other income (expense), net	3,237	(4,596)	(5,885)	(2,094)
Income (loss) before provision for (benefit from) income taxes	29,798	17,096	10,765	(247,542)
Provision for (benefit from) income taxes	(758)	10,363	(3,866)	(10,754)
Net income (loss)	$30,556	$6,733	$14,631	$(236,788)
Net income (loss) per share:
Basic	$0.05	$0.01	$0.02	$(0.35)
Diluted	$0.04	$0.01	$0.02	$(0.35)
Weighted-average shares used in computing net income (loss) per share:
Basic	678,496	669,261	680,157	674,853
Diluted	695,483	687,101	701,768	674,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$30,556	$6,733	$14,631	$(236,788)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain on available-for-sale marketable securities	6,783	1,646	5,252	4,404
Change in foreign currency translation adjustment	1,185	(389)	1,684	(434)
Comprehensive income (loss)	$38,524	$7,990	$21,567	$(232,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053
Release of restricted stock units and issuance of restricted stock awards, net	3,641	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(86,058)	—	—	(86,058)
Issuance of common stock for cash upon exercise of stock options	236	—	1,006	—	—	1,006
Repurchases of Class A common stock	(15,091)	—	(465,622)	—	—	(465,622)
Share-based compensation	—	—	207,976	—	—	207,976
Other comprehensive income	—	—	—	7,968	—	7,968
Net income	—	—	—	—	30,556	30,556
Balance as of September 30, 2024	674,979	$7	$5,023,586	$5,923	$(2,135,637)	$2,893,879

	Three Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	669,516	$7	$5,059,960	$(8,706)	$(2,358,179)	$2,693,082
Release of restricted stock units and issuance of restricted stock awards, net	3,232	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(80,723)	—	—	(80,723)
Issuance of common stock for cash upon exercise of stock options	391	—	1,448	—	—	1,448
Issuance of common stock related to charitable contributions	500	—	12,890	—	—	12,890
Repurchases of Class A common stock	—	—	74	—	—	74
Share-based compensation	—	—	171,881	—	—	171,881
Other comprehensive income	—	—	—	1,257	—	1,257
Net income	—	—	—	—	6,733	6,733
Balance as of September 30, 2023	673,639	$7	$5,165,530	$(7,449)	$(2,351,446)	$2,806,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units and issuance of restricted stock awards, net	10,636	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(305,519)	—	—	(305,519)
Issuance of common stock for cash upon exercise of stock options	2,220	—	20,269	—	—	20,269
Repurchases of Class A common stock	(15,895)	—	(500,000)	—	—	(500,000)
Share-based compensation	—	—	566,882	—	—	566,882
Other comprehensive income	—	—	—	6,936	—	6,936
Net income	—	—	—	—	14,631	14,631
Balance as of September 30, 2024	674,979	$7	$5,023,586	$5,923	$(2,135,637)	$2,893,879

	Nine Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	9,487	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(243,926)	—	—	(243,926)
Issuance of common stock for cash upon exercise of stock options	1,666	—	4,664	—	—	4,664
Issuance of common stock related to charitable contributions	500	—	12,890	—	—	12,890
Repurchases of Class A common stock	(21,216)	—	(500,455)	—	—	(500,455)
Share-based compensation	—	—	484,633	—	—	484,633
Other comprehensive income	—	—	—	3,970	—	3,970
Net loss	—	—	—	—	(236,788)	(236,788)
Balance as of September 30, 2023	673,639	$7	$5,165,530	$(7,449)	$(2,351,446)	$2,806,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$14,631	$(236,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,202	16,185
Share-based compensation	566,882	484,633
Non-cash charitable contributions	—	12,890
Impairment and abandonment charges for leases and leasehold improvements	—	117,315
Net amortization of investment premium and discount	(21,124)	(14,814)
Other	4,851	(656)
Changes in assets and liabilities:
Accounts receivable	88,449	59,303
Prepaid expenses and other assets	(54,016)	(2,308)
Operating lease right-of-use assets	24,361	43,785
Accounts payable	9,933	(16,711)
Accrued expenses and other liabilities	89,715	(54,780)
Operating lease liabilities	(28,285)	(53,373)
Net cash provided by operating activities	710,599	354,681
Investing activities
Purchases of property and equipment	(20,813)	(3,780)
Purchases of marketable securities	(1,196,557)	(1,065,445)
Sales of marketable securities	9,718	31,709
Maturities of marketable securities	954,844	978,804
Net cash used in investing activities	(252,808)	(58,712)
Financing activities
Proceeds from exercise of stock options	20,266	4,664
Repurchases of Class A common stock	(500,000)	(500,000)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(305,519)	(243,926)
Net cash used in financing activities	(785,253)	(739,262)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(668)	648
Net decrease in cash, cash equivalents and restricted cash	(328,130)	(442,645)
Cash, cash equivalents and restricted cash, beginning of period	1,368,532	1,617,660
Cash, cash equivalents and restricted cash, end of period	$1,040,402	$1,175,015
Supplemental cash flow information
Cash paid for income taxes, net	$18,660	$9,227
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$21,744	$35,347

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,035,565	$1,168,419
Restricted cash included in prepaid expenses and other current assets	—	2,542
Restricted cash included in other assets	4,837	4,054
Total cash, cash equivalents and restricted cash	$1,040,402	$1,175,015

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$816,813	$—	$—	$816,813
Commercial paper	—	102,965	—	102,965
U.S. treasury securities	12,951	—	—	12,951
Marketable securities:
Corporate bonds	—	560,303	—	560,303
U.S. treasury securities	429,093	—	—	429,093
Commercial paper	—	286,454	—	286,454
Certificates of deposit	—	124,933	—	124,933
Non-U.S. government and supranational bonds	—	6,210	—	6,210
Restricted cash:
Certificates of deposit	—	4,837	—	4,837

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,032,675	$—	$—	$1,032,675
Commercial paper	—	106,268	—	106,268
Certificates of deposit	—	1,551	—	1,551
Corporate bonds	—	859	—	859
Marketable securities:
Corporate bonds	—	427,957	—	427,957
U.S. treasury securities	336,356	—	—	336,356
Commercial paper	—	201,145	—	201,145
Certificates of deposit	—	132,457	—	132,457
U.S. agency bonds	—	42,250	—	42,250
Non-U.S. government and supranational bonds	—	8,983	—	8,983
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Restricted cash:
Certificates of deposit	—	4,054	—	4,054
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of September 30, 2024 and December 31, 2023. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2024 and December 31, 2023.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2024
Due in one year or less	$1,111,889
Due after one to five years	295,104
Total	$1,406,993
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2024, our remaining contractual commitment is $1,279.1 million. We expect to meet our remaining commitment.
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
4. Stockholders' Equity
Equity Incentive Plan
In June 2009, our board of directors adopted and approved our 2009 Stock Plan (the "2009 Plan"), which provides for the issuance of stock options, Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of September 30, 2024.
Our 2019 Omnibus Incentive Plan ("2019 Plan") became effective upon closing of our initial public offering and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 171,811,414 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2024.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the nine months ended September 30, 2024, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2023	13,043	$15.41	6.1	$282,197
Exercised	(2,220)	9.13
Forfeited	(10)	2.96
Outstanding as of September 30, 2024	10,813	$16.71	6.2	$169,383
Exercisable as of September 30, 2024	6,537	$14.58	5.2	$116,310

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the nine months ended September 30, 2024 and 2023, was $18.9 million and $21.3 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $62.7 million and $38.9 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2024, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	45,099	$25.83
Granted	20,080	34.79
Released	(19,514)	28.22
Forfeited	(4,295)	26.93
Outstanding as of September 30, 2024	41,370	$28.93

Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$3,943	$2,989	$10,668	$8,038
Research and development	138,610	112,879	369,446	315,724
Sales and marketing	32,389	25,857	88,284	71,444
General and administrative	33,034	30,156	98,484	89,427
Total share-based compensation	$207,976	$171,881	$566,882	$484,633

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024, we had $1,147.2 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.0 years.
Stock Repurchase
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock (the "September 2023 program"). Under the September 2023 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The September 2023 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2024, we repurchased and retired 15,894,701 shares of our Class A common stock for an aggregate purchase price of $500.0 million. As of September 30, 2024, $500.0 million remained available for repurchases under the September 2023 program.

The September 2023 program was canceled in November 2024. Refer to Note 8 for further information.
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$26,835	$3,721	$5,847	$886	$12,837	$1,794	$(205,602)	$(31,186)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	595,867	82,629	581,235	88,026	596,749	83,408	585,973	88,880
Basic net income (loss) per share	$0.05	$0.05	$0.01	$0.01	$0.02	$0.02	$(0.35)	$(0.35)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$26,835	$3,721	$5,847	$886	$12,837	$1,794	$(205,602)	$(31,186)
Reallocation of net income as a result of conversion of Class B to Class A common stock	3,721	—	886	—	1,794	—	—	—
Reallocation of net income to Class B common stock	—	(91)	—	(25)	—	(55)	—	—
Diluted net income (loss)	$30,556	$3,630	$6,733	$861	$14,631	$1,739	$(205,602)	$(31,186)
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	595,867	82,629	581,235	88,026	596,749	83,408	585,973	88,880
Conversion of Class B to Class A common stock	82,629	—	88,026	—	83,408	—	—	—
Weighted average effect of dilutive potential common stock	16,987	—	17,840	—	21,611	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	695,483	82,629	687,101	88,026	701,768	83,408	585,973	88,880
Diluted net income (loss) per share	$0.04	$0.04	$0.01	$0.01	$0.02	$0.02	$(0.35)	$(0.35)

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the nine months ended September 30, 2023 because we reported a net loss. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options	—	8,553	—	14,750
Unvested restricted stock units and restricted stock awards	13,932	5,327	5,701	53,967
Total	13,932	13,880	5,701	68,717
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between our effective tax rate and the federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits. Income taxes are not material for the three and nine months ended September 30, 2024 and 2023. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets could be released within the next twelve months. The reversal would result in the recognition of material U.S. deferred tax assets and a corresponding income tax benefit in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2019 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. and Canada(1)	$691,108	$592,366	$1,871,299	$1,613,840
Europe(2)	132,724	118,469	400,495	334,666
Rest of World	74,541	52,368	220,242	125,303
Total revenue	$898,373	$763,203	$2,492,036	$2,073,809

(1)United States revenue was $659.3 million and $560.0 million for the three months ended September 30, 2024 and 2023, respectively, and $1,785.6 million and $1,527.5 million for the nine months ended September 30, 2024 and 2023, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our total deferred revenue was $20.8 million and $15.3 million as of September 30, 2024 and December 31, 2023, respectively.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2024	2023
United States	$71,052	$66,335
Ireland	24,951	18,658
Mexico	8,850	12,835
International(1)	20,740	26,516
Total property and equipment, net and operating lease right-of-use assets	$125,593	$124,344

(1)Other than the United States, Ireland and Mexico, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
Legal Matters
On November 1, 2024, we reached a settlement to resolve pending litigation relating to allegations concerning the early development of Pinterest. We recorded $34.7 million, net of insurance proceeds, to general and administrative expense for the three and nine months ended September 30, 2024.
Stock Repurchase
In November 2024, our board of directors authorized a new stock repurchase program of up to $2.0 billion of our Class A common stock (the "November 2024 program") and canceled the September 2023 program under which $500.0 million had remained available for repurchase. Under the November 2024 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The November 2024 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. We have not repurchased any of our Class A common stock under the November 2024 program as of November 7, 2024.

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2024 are as follows:
•Revenue was $898.4 million, an increase of 18% compared to the three months ended September 30, 2023.
•Monthly active users ("MAUs") were 537 million, an increase of 11% compared to September 30, 2023.
•Share-based compensation expense was $208.0 million, an increase of $36.1 million compared to the three months ended September 30, 2023.
•Total costs and expenses were $904.3 million.
•Loss from operations was $5.9 million.
•Net income was $30.6 million.
•Adjusted EBITDA was $242.1 million.
•Cash, cash equivalents and marketable securities was $2,442.6 million.
•Headcount was 4,549.

Trends in User Metrics
Monthly Active Users. We define an MAU as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the 30-day period ending on the date of measurement. The number of MAUs does not include Shuffles users unless they would otherwise qualify as MAUs. We present MAUs based on the number of MAUs measured on the last day of the current period. We calculate average MAUs based on the average of the number of MAUs measured on the last day of the current period and the last day prior to the beginning of the current period. MAUs are the primary metric by which we measure the scale of our active user base.
Quarterly Monthly Active Users
(in millions)

Note: U.S. and Canada, Europe and Rest of World may not sum to Global due to rounding. Europe includes Russia and Turkey for our reporting of Revenue, MAUs and ARPU by geographic region.

As of September 30, 2024, global MAUs increased compared to September 30, 2023 primarily due to our ongoing investments in relevance and personalization.
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
Average Revenue per User. We measure monetization of our platform through our average revenue per user metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue-generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. Our ARPU in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.
Quarterly Average Revenue per User

For the three months ended September 30, 2024, global ARPU was $1.70, which represents an increase of 5% compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, U.S. and Canada ARPU was $7.31, an increase of 13%, Europe ARPU was $1.00, an increase of 10%, and Rest of World ARPU was $0.14, an increase of 18% compared to the three months ended September 30, 2023.
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and certain other non-recurring or non-cash items impacting net income (loss) that we do not consider indicative of our ongoing business performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$30,556	$6,733	$14,631	$(236,788)
Depreciation and amortization	5,421	4,902	15,202	16,185
Share-based compensation	207,976	171,881	566,882	484,633
Interest (income) expense, net	(32,477)	(26,691)	(98,423)	(76,480)
Other (income) expense, net	(3,237)	4,596	5,885	2,094
Provision for (benefit from) income taxes	(758)	10,363	(3,866)	(10,754)
Legal settlement(1)	34,650	—	34,650	—
Restructuring charges	—	—	—	126,882
Non-cash charitable contributions	—	12,890	—	12,890
Adjusted EBITDA	$242,131	$184,674	$534,961	$318,662

(1)On November 1, 2024, we reached a settlement to resolve pending litigation relating to allegations concerning the early development of Pinterest. We recorded legal settlement expense of $34.7 million, net of insurance proceeds, for the three and nine months ended September 30, 2024, which we have excluded from Adjusted EBITDA because it is non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.

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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and certain other non-recurring or non-cash items impacting net income (loss) that we do not consider indicative of our ongoing business performance. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$898,373	$763,203	$2,492,036	$2,073,809
Costs and expenses(1):
Cost of revenue	187,453	170,998	553,400	510,664
Research and development	326,679	264,698	919,791	800,435
Sales and marketing	249,033	225,929	740,676	670,299
General and administrative	141,124	106,577	359,942	414,339
Total costs and expenses	904,289	768,202	2,573,809	2,395,737
Loss from operations	(5,916)	(4,999)	(81,773)	(321,928)
Interest income (expense), net	32,477	26,691	98,423	76,480
Other income (expense), net	3,237	(4,596)	(5,885)	(2,094)
Income (loss) before provision for (benefit from) income taxes	29,798	17,096	10,765	(247,542)
Provision for (benefit from) income taxes	(758)	10,363	(3,866)	(10,754)
Net income (loss)	$30,556	$6,733	$14,631	$(236,788)
Adjusted EBITDA(2)	$242,131	$184,674	$534,961	$318,662

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$3,943	$2,989	$10,668	$8,038
Research and development	138,610	112,879	369,446	315,724
Sales and marketing	32,389	25,857	88,284	71,444
General and administrative	33,034	30,156	98,484	89,427
Total share-based compensation	$207,976	$171,881	$566,882	$484,633
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	21	22	22	25
Research and development	36	35	37	39
Sales and marketing	28	30	30	32
General and administrative	16	14	14	20
Total costs and expenses	101	101	103	116
Loss from operations	(1)	(1)	(3)	(16)
Interest income (expense), net	4	3	4	4
Other income (expense), net	—	(1)	—	—
Income (loss) before provision for (benefit from) income taxes	3	2	—	(12)
Provision for (benefit from) income taxes	—	1	—	(1)
Net income (loss)	3%	1%	1%	(11)%
Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Revenue	$898,373	$763,203	18%	$2,492,036	$2,073,809	20%
Revenue for the three and nine months ended September 30, 2024 increased by $135.2 million and $418.2 million, respectively, compared to the three and nine months ended September 30, 2023 primarily due to growth in demand from our consideration and conversion objectives. Revenue growth was primarily driven by 5% and 8% respective increases in ARPU supported by an 11% increase in MAUs for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The number of advertisements served increased by 41% and 38% while the price of advertisements decreased by 17% and 13% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.
Revenue based on our estimate of the geographic location of our users increased by 16% and 19% in U.S. and Canada to $719.5 million and $1,984.2 million, Europe revenue increased by 20% and 24% to $136.6 million and $397.3 million, and Rest of World revenue increased by 38% and 32% to $42.3 million and $110.6 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Cost of revenue	$187,453	$170,998	10%	$553,400	$510,664	8%
Percentage of revenue	21%	22%		22%	25%
Cost of revenue for the three and nine months ended September 30, 2024 increased by $16.5 million and $42.7 million, respectively, compared to the three and nine months ended September 30, 2023 primarily due to increased users and engagement offset by infrastructure efficiency initiatives.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Research and development	$326,679	$264,698	23%	$919,791	$800,435	15%
Percentage of revenue	36%	35%		37%	39%
Research and development for the three and nine months ended September 30, 2024 increased by $62.0 million and $119.4 million, respectively, compared to the three and nine months ended September 30, 2023. These increases were primarily due to 26% and 17% respective increases in personnel expenses and $25.7 million and $53.7 million respective increases in share-based compensation expense.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Sales and marketing	$249,033	$225,929	10%	$740,676	$670,299	10%
Percentage of revenue	28%	30%		30%	32%
Sales and marketing for the three and nine months ended September 30, 2024 increased by $23.1 million and $70.4 million, respectively, compared to the three and nine months ended September 30, 2023. These increases were primarily due to $6.5 million and $16.8 million respective increases in share-based compensation expense, 6% and 6% respective increases in personnel expenses, higher outsourced services costs and for the nine months ended September 30, 2024, an increase of $28.1 million in marketing expenses.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
General and administrative	$141,124	$106,577	32%	$359,942	$414,339	(13)%
Percentage of revenue	16%	14%		14%	20%
General and administrative for the three months ended September 30, 2024 increased by $34.5 million compared to the three months ended September 30, 2023 primarily due to a legal settlement of $34.7 million, net of insurance proceeds. General and administrative for the nine months ended September 30, 2024 decreased by $54.4 million, primarily due to $119.4 million of restructuring charges in 2023, offset by a legal settlement of $34.7 million, net of insurance proceeds, a $16.0 million increase in legal-related expenses and a $12.7 million increase in non income-based taxes compared to the nine months ended September 30, 2023.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Interest income (expense), net	$32,477	$26,691	22%	$98,423	$76,480	29%
Other income (expense), net	3,237	(4,596)	(170)%	(5,885)	(2,094)	(181)%
Interest and other income (expense), net	$35,714	$22,095	62%	$92,538	$74,386	24%
Interest and other income (expense), net for the three and nine months ended September 30, 2024 increased by $13.6 million and $18.2 million, respectively, compared to the three and nine months ended September 30, 2023, primarily due to higher returns on our marketable securities as a result of higher interest rates and higher invested balances as well as foreign currency exchange gains for the three months ended September 30, 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(758)	$10,363	(107)%	$(3,866)	$(10,754)	(64)%
Provision for (benefit from) income taxes for all periods presented was primarily due to the income (losses) generated in U.S. federal, state and certain foreign jurisdictions. All periods include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets could be released within the next twelve months. The reversal would result in the recognition of material U.S. deferred tax assets and a corresponding income tax benefit estimated to be $1.5 billion to $1.7 billion in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change

	(in thousands, except percentages)
Net income (loss)	$30,556	$6,733	354%	$14,631	$(236,788)	106%
Adjusted EBITDA	$242,131	$184,674	31%	$534,961	$318,662	68%
Net income for the three and nine months ended September 30, 2024 was $30.6 million and $14.6 million compared to net income of $6.7 million for the three months ended September 30, 2023 and a net loss of $236.8 million for the nine months ended September 30, 2023. Adjusted EBITDA was $242.1 million and $535.0 million for the three and nine months ended September 30, 2024 compared to $184.7 million and $318.7 million for the three and nine months ended September 30, 2023, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2024, we had $2,442.6 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2024, $162.4 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of September 30, 2024. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of September 30, 2024.
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
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock (the "September 2023 program"). Under the September 2023 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The September 2023 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2024, we repurchased and retired 15,894,701 shares of our Class A common stock for an aggregate purchase price of $500.0 million. As of September 30, 2024, $500.0 million remained available for repurchases under the September 2023 program.
In November 2024, our board of directors authorized a new stock repurchase program of up to $2.0 billion of our Class A common stock (the "November 2024 program") and canceled the September 2023 program under which $500.0 million had remained available for repurchase. Under the November 2024 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The November 2024 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. We have not repurchased any of our Class A common stock under the November 2024 program as of November 7, 2024.
For the nine months ended September 30, 2024 and 2023, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$710,599	$354,681
Investing activities	$(252,808)	$(58,712)
Financing activities	$(785,253)	$(739,262)
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $355.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in our net income and an increase in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing working capital requirements. Net cash used in investing activities increased by $194.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in net purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $46.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in tax remittances on release of RSUs and RSAs due to an increase in our stock price.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024.
Interest Rate Risk
As of September 30, 2024, we held cash, cash equivalents and marketable securities of $2,442.6 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.2 million and $6.6 million as of September 30, 2024 and December 31, 2023, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, corporate governance, employment, workplace culture, contractual rights, civil rights infringement, false or misleading advertising or other legal claims relating to content or information that is provided to us or published or made available on our service. This risk is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the U.S.
For information on certain litigation we are involved in, see "Legal Matters" in Note 3 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.
Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the final outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand and other factors.

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
•changes to our data privacy practices (including as a result of changes to laws, regulations, legal decisions, or third-party policies) that affect the type or manner of advertising that we are able to provide;
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
•laws that allow users to opt out of the use of personal data or restrict the use of personal data of teens, which may limit or prohibit us and our customers from targeting advertising to users, including teens; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. Any of these events could harm our business, revenue and financial results.
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
•users use or spend more time on other platforms that they feel are more relevant or engaging in lieu of our platform;
•we are unable to attract creators or publishers to create engaging and relevant content on our platform;
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service as part of changes that we have implemented or may implement in the future, whether required or voluntarily, in connection with, for example, the EU General Data Protection Regulation (GDPR), the EU ePrivacy Directive, the EU Digital Services Act ("DSA"), the California Consumer Privacy Act as amended by the California Privacy Rights Act ("CCPA"), and other U.S. federal and state privacy, and youth and social media laws, among others;
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
•we are unable to combat spam, harassment, cyberbullying, discriminatory, political or other harmful, hostile, inappropriate, misleading, abusive, offensive, or illegal content or usage on our products or services;
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
If we are not able to continue to provide content that is useful and relevant to users’ personal taste and interests or fail to take appropriate action on objectionable content or block objectionable practices by advertisers or third parties, user growth, retention or engagement could decline, which could result in the loss of advertisers and revenue.
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
If we are unable to collect and use data because of data privacy laws, regulations, and legal decisions, it could impact our ability to effectively deliver relevant content. These laws, regulations, and legal decisions may also impact our ability to expand advertising on our platform, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws, regulations, and legal decisions, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. These and other decisions we make related to data privacy, including with respect to the advertising performance measurement tools that we have developed and may develop in the future, may fall short of our users’ expectations, and even if we satisfy their expectations, the increase in media attention generally about online privacy and data protection may motivate users to take certain actions to protect their privacy. For these and other reasons, our users may elect not to allow data sharing or use. This could impact our ability to deliver relevant content aligned with users’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.
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
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Instagram), Google (including YouTube), Snap, TikTok and X (formerly Twitter), which provide their users with a variety of online products, services, content (including video), and other offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Many of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Many of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
•the timing and market acceptance of products, including the developments and enhancements to those products, offered by us or our competitors;
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
•compliance with laws that might restrict content or advertising (such as laws intended to protect teens), require us to provide user information, including confidential information, to local authorities or add significant requirements that make it difficult to operate in that jurisdiction;
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
We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. From time to time, we introduce new products or updates to existing products that require users to agree to new terms of service that users may not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as the boycott of Facebook and X (formerly Twitter) by some advertisers or allegations of the impact of social media on the mental health of users.
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
Adverse publicity, regardless of its accuracy, relating to events or activities attributed to us, our employees, third-party vendors, users, creators, publishers or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed.
Continued development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the EU AI Act recently came into effect and gives companies one to three years to comply with its various requirements which are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a violating company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be costly and could impact our expenses as we expand the use of AI into our product or service offerings. AI technologies, including generative AI, may create content that is factually inaccurate or flawed, or otherwise unlawful, harmful or policy-violating. Such content may expose us to brand or reputational harm and/or legal liability. It is also uncertain how various laws related to online services, intermediary liability, copyright and other issues will apply to content generated by AI. For example, we use generative AI which, despite our best efforts, may generate content that is not relevant or useful to our users and can subject us to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. The use of certain AI technologies presents emerging ethical and social issues, and if we offer solutions that draw scrutiny or controversy due to their perceived or actual impact on users or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability. As such, it is not possible to predict all of the risks related to the use of AI, and developments in regulatory frameworks governing the use of AI, including restrictions around the collection and use of data, and in related stakeholder expectations may adversely affect our ability to develop and use AI or subject us to liability.
Risks Related to Data, Security and Privacy
If our security is compromised, or users or advertisers believe our security has been compromised, we could lose the trust of users, creators, publishers and advertisers who may use our platform less or may stop using our platform altogether, which could harm our business, revenue and financial results.
As a social media company we are frequently targeted by cybersecurity attacks because we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information in the ordinary course of our business. There can be no assurance that any cybersecurity attack or incident will not be material or ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs, misconfigurations, vulnerabilities or other technical malfunctions, cybersecurity attacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future attempt to induce our personnel, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or personnel's, users', creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, which could negatively affect our platform, reputation, and business.
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
Any incidents where personnel's, users’, creators', publishers', advertisers' or our information is accessed without authorization or is improperly used, or incidents that violate our privacy policy, terms of service or other policies, or the perception that an incident has occurred, could damage our brand and reputation, adversely impact our competitive position and result in significant costs. We may be required or choose to notify government authorities or affected personnel or users regarding security incidents, and government authorities or affected personnel, users, creators, publishers or advertisers could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.
It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a cybersecurity incident and our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Further, there can be no assurance that our insurance coverage will be sufficient to compensate for related losses resulting from a cybersecurity incident.
In addition, we may expend significant resources or modify our business activities to adopt additional measures designed to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.
Maintaining the trust of users, creators, publishers and advertisers is important to sustain user and advertiser growth, retention and engagement, and we may incur significant costs in an effort to detect and prevent security incidents. Concerns over our information security or data privacy practices, whether actual or unfounded, can subject us to negative publicity and damage our brand and reputation and deter users, creators, publishers and advertisers from using our platform. Any of these occurrences could harm our business, revenue and financial results.

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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (in particular in case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, which Pinterest has applied to join, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the California Privacy Rights Act ("CPRA") which went into effect in 2023 and significantly modifies the CCPA, has led to further uncertainty and requires us to incur additional costs and expenses. Other states have also enacted privacy laws similar to the CCPA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, CCPA and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising by, for example, requiring users to opt-in to personalized advertising. Public statements and complaints against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk and could in turn have an adverse effect on our business, revenue and financial results.
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. For example, our engineering teams' broad access to our systems is designed for speed and release velocity, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content creator and advertiser base and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. Failure to effectively scale and grow our technology infrastructure to accommodate these increased demands could harm our business, revenue and financial results. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, or malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all. Such loss of data could adversely affect our business and financial results.
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
Our ability to maintain and increase the number of users directed to our platform from search engines is not within our control. Search engines, such as Google, have and may continue to modify their search algorithms (including what content they index and the format in which content is indexed) and policies or enforce those policies in ways that are detrimental to us, that we are not able to predict or without prior notice. When that occurs, we have in the past and expect to experience in the future, declines or de-indexing in the organic search ranking of certain Pinterest search results or negative impacts due to the format in which our search results appear, leading to a decrease in traffic to our platform, new user signups and existing user retention and engagement. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. For example, changes to search engine algorithms have in the past and may in the future negatively impact traffic and user sign-ups. Our ability to appeal these actions is limited, and we may not be able to revise our search engine optimization (“SEO”) strategies to recover the loss in traffic or users resulting from such actions. In addition, changes in policies or their enforcement may not apply in the same manner to our competitors, or our competitors’ SEO strategies to retain and attract users may be more successful than ours. In addition, certain third parties offer browser extensions that give users the option to remove Pinterest from their search engine recommendations. Further, some of these search engines are owned by companies that compete with various aspects of our business. When email platforms, such as Google, change their policies related to the placement of our emails in users' inboxes, it can affect the open and click rate of our emails. Such changes have led to and may lead to a decrease in traffic to our platform, new user signups and existing user retention and engagement. To offset some of the impact on our user growth, we have and may continue to increase our investment in other growth strategies, such as paid marketing or other initiatives that drive user acquisition, which may cost more and be less effective. Any significant reduction in the number of users directed to our website or mobile application from search engines or email could harm our business, revenue and financial results.
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
We depend on AWS for the vast majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of AWS could negatively affect our operations and harm our business, revenue and financial results.
AWS provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We have a long-term commitment with AWS. Under the agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This agreement is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. A material breach of this agreement by us, or early termination of the agreement, could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
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
Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and international laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform. Our systems, tools and personnel that help us to proactively detect potentially illegal, policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, revenue and financial results could be harmed.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA") and the fair-use doctrine in the United States, and the EU E-Commerce Directive and the DSA, which became applicable to Pinterest in August 2023. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection.

Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.
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
From time to time, we receive letters from patent holders alleging that some of our products infringe their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from copyright and trademark owners alleging that content on Pinterest infringes their intellectual property rights, including take-down requests. Our technologies and content, including the content that users save on our service, may not be able to withstand such third-party claims.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net income (losses) of $14.6 million and $(236.8) million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $(2,135.6) million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry and inflation;
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.6% of the voting power of our outstanding capital stock as of September 30, 2024. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.

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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have Class B common stock that may be issued upon exercise of outstanding stock options or upon settlement of outstanding RSUs, shares of Class A common stock that may be issued upon settlement of outstanding RSUs or outstanding restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of September 30, 2024, we have 5,837,968,426 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended September 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

July 1 - July 31, 2024	628,931	$40.26	599,311	941,511,547
August 1 - August 31, 2024	14,491,093	$30.47	14,491,093	500,000,028
September 1 - September 30, 2024	—	$—	—	500,000,028
Total	15,120,024		15,090,404

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases.
(3)On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock. In November 2024, our board of directors authorized a new stock repurchase program of up to $2.0 billion of our Class A common stock and canceled the stock repurchase program approved on September 16, 2023, under which $500.0 million had remained available for repurchase. Refer to Note 4 and Note 8 to our condensed consolidated financial statements for further information on our stock repurchase program.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, our directors and section 16 officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
On August 22, 2024, Wanji Walcott, our Chief Legal Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, to sell, between November 27, 2024 and December 31, 2025, up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes following the vesting and settlement of up to 213,101 RSUs.

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

PINTEREST, INC.

Date: November 7, 2024	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)