Form 10-K
period 2024-12-31
PINTEREST, INC.
filed 2025-02-06
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 as reported by the New York Stock Exchange on such date was approximately $23.1 billion.
As of January 31, 2025, there were 595,091,038 shares of the registrant’s Class A common stock, $.00001 par value per share, outstanding, and 83,146,379 shares of the registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Pinterest, Inc.
Table of contents

Note about forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believe,” “estimate,” “expect,” “may,” “will,” “can,” “could” “would,” “might,” “continue” “intend,” “plan,” “forecast” “strategy” “projection” “goal” “trends” “project” “target” “anticipate,” “potential” or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, tariffs, stress in the banking industry, foreign exchange fluctuations and supply-chain issues;
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
•our ability to sustain profitability;
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
•the requirements of being a public company; and
•adverse global economic and financial conditions.
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
•provisions under Delaware law and our governing documents that could make a merger, tender offer, or proxy contest difficult; and
•our certificate of incorporation’s designation of a state or federal court located within Delaware as the exclusive forum for substantially all disputes between us and our stockholders.

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

Part I
Item 1. Business
Overview
Pinterest is a visual search and discovery platform, positioned at the intersection of search, social, and commerce. We offer a unique and differentiated experience that enables people to go from inspiration to action all on one consumer internet property. Pinterest can be accessed through our mobile application or the web.
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
The unique, first party, intent-based signal we receive from user actions on Pinterest helps power the AI based recommendation systems that we use to surface relevant and engaging content to our users.
AI also plays a central role in how we drive value for our advertisers, who come to Pinterest to reach our users with high commercial intent. The inspiration-to-action journey on Pinterest aligns with the advertiser marketing funnel, allowing us to help brands reach customers at every stage, from discovery to purchase, through digital ads.
We believe users and advertisers intentionally choose Pinterest because of our efforts to create a positive and more brand safe environment. As a result, we make deliberate decisions through our policies and product development and aim to deliver on that experience, creating value for advertisers who can showcase their product and services in an inspiring and positive environment.
Our Users and Our Platform
553 million monthly active users from around the world come to Pinterest to find new ideas, curate and refine their tastes, and turn those ideas into reality. Our platform particularly resonates with women, who comprise roughly two-thirds of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent over 40% of our user base. Geographically, we have a diverse user set, representing over 100 countries globally.
Content on Pinterest comes from a variety of sources, including retailers, brands, creators, publishers and users. We acquire that content via a wide range of methods including product catalog uploads, direct publishing, and user curation. Content formats include images that allow you to click into an idea to learn more, videos that provide the steps of an idea, collages that allow users to piece together different images into one, and products that brands and merchants upload from catalogs.
On Pinterest, users interact with several surfaces, each of which offers distinct functionalities and experiences. Users often move between these surfaces various times in a single session and across multiple sessions. Saving content and creating boards and collages are highly unique and beneficial to our ecosystem, as we utilize the signals from the curation to help serve users even more relevant content recommendations.
Home Feed: When users open the Pinterest mobile application or navigate to www.pinterest.com, they are by default in their Home Feed, where they can discover Pins relevant to their tastes and interests in a scrolling format. As users interact with more content - through searching, saving and curating - their Home Feed is designed to become even more representative of their interests.
Search Page: On the Search surface, users find Pins they are looking for by typing a query in the search bar. The search functionality allows users to see many relevant possibilities that are personalized for their individual taste and interests. Users often come to Pinterest with a vague idea of what they’re looking for and use our visual search functionality to narrow their focus. As such, over 90% of our searches are unbranded.
Related Pins: Visual discovery on Pinterest also happens when a user taps on a Pin to learn more about an idea or image, and a feed of visually similar Pins is served beneath the tapped image. These related Pins help users

Part I
springboard off a point of inspiration to explore deeper into an interest or narrow in on the perfect product. Our related pins surface is powered by our recommendation models that use computer vision designed to identify products in the Pin and show other relevant organic or ads content that the user might find valuable to their inspiration to action journey.
Boards: Users save and organize Pins onto virtual “boards.” Boards often are labeled with topical categories like “Hawaiian vacation,” “spring outfits” or “living room furniture” and are a collection of Pins that help users organize the vast amount of visual content that they interact with on the platform.
How we monetize the inspiration to action journey:
Our Flywheel
Our users often come to the platform to get inspiration for many of life’s moments, which can lead to discovering new products and brands. As a result, commercial content from brands, retailers and advertisers is central to Pinterest. We believe that in-market consumers on Pinterest tend to be early in their journey toward a purchase decision and do not yet know exactly what they want to purchase. Accordingly, we believe that they are open to discovering new products and brands on Pinterest rather than merely navigating to brands they already know, as is common on traditional search engines and e-commerce platforms. This creates a unique flywheel where relevant ads can not only enhance the user experience but also drive more value for advertisers in the form of increased views, clicks and conversions.
Our Advertising System
Ad Formats
We have a number of advertising products to help advertisers meet users across the full funnel, from upper funnel brand advertising to lower funnel performance advertising. Many of our ad formats can be leveraged by advertisers across upper and lower funnel objectives. Additionally, many of these formats are enabled with mobile deep links and/or direct link capabilities for a seamless, one-click handoff from an ad to the advertiser’s mobile app or webpage.
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
•Premier Spotlight ad: Used by advertisers to showcase their latest product launch or seasonal moments with exclusive placements on the Pinterest Home Feed and search page.
Ad Auction
The vast majority of our advertisers buy ads through an auction-based system. Our ad auction allows us to serve ads to users at relevant moments while optimizing business outcomes for advertisers.
We offer ads across both the upper and lower funnel. Upper funnel “brand” revenue is billed when an advertiser optimizes an ad campaign around “brand” objectives like impressions ("CPM") or video views ("CPV"). Lower funnel revenue is billed when an advertiser optimizes an ad campaign around “performance” objectives like clicks ("CPC"), actions (“CPA”) or conversion events ("oCPM"), such as a checkout or add-to-cart.

Part I
Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance and creative quality.
Campaign Management
For most campaigns, advertisers can manage set up, track results and improve performance over time through our Ads Manager or the Pinterest API. To help maximize performance, advertisers can target specific groups of users based on interests, demographics and search keywords. We continue to invest in AI to automate campaign set up and performance optimization for our advertisers.
Measurement
Measuring the effectiveness of digital ad spend is a high priority for our advertisers. Our first-party measurement solutions, including our Conversions API and clean rooms, are designed to help advertisers recognize the value of an investment on our platform across a variety of objectives. We also have tools to help advertisers understand our contribution and drivers to conversion, and incremental impact. Advertisers can leverage our leading third-party measurement partners to validate Pinterest’s performance individually and across channels. Additionally, our Conversions API is integrated with other third-party partners to help increase adoption of our measurement tools.
Sales and Marketing
Our go-to-market approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives, from building awareness to driving consideration and delivering conversions. We have advertisers across multiple verticals including retail, consumer packaged goods, travel, financial services, and auto. We serve these advertisers in customized ways depending on their size, sophistication and objectives across the full funnel. The majority of our advertisers utilize our Ads Manager platform to initiate and manage their campaigns. We also have a global sales force presence who work directly with advertisers and ad agencies to provide additional support through the campaign management cycle. In some geographies, we work with other third parties to support our sales efforts.
Marketing
We grow our global user base organically through the strength of our global brand, the utility of our service and unpaid traffic from search engines. In addition, we use paid marketing to grow and retain our user base, build brand awareness and attract advertisers through business marketing and scaled education tools for optimizing campaigns on our platform.
Our technology innovation
We believe we have one of the largest image-rich data sets ever assembled. Using our proprietary AI technology and computer vision, we can leverage our data sets to analyze trends, understand intent and predict consumer behavior at a massive scale to help serve personalized and relevant recommendations for users and improved ads delivery for our customers. We aim to continue innovating on our industry-leading work across AI to deepen our foothold in visual search and discovery.
Our competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks), particularly ones focused on advertising. Competitors such as Amazon, Meta (including Facebook and Instagram), Google (including YouTube), Snap, Reddit, TikTok and X, many of which are larger and have significantly greater financial and human resources, offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well.
We face competition across almost every aspect of our business. We compete to attract, engage and retain users and their time and attention. We also compete with other platforms to attract, retain and grow our base of creators and publishers.

Part I
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
As of December 31, 2024, we had approximately 400 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 660 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
We are also dependent on third-party content, technology and intellectual property in connection with our business.
We are presently involved in intellectual property litigation and expect to continue to face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed or otherwise violated their intellectual property rights.
For additional information on risks relating to intellectual property, please see the sections titled “Risk Factors” and “—Legal Proceedings.”
Government regulation
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content moderation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Digital Services Act (“DSA” ) and EU Directive on Copyright in the Digital Single Market ("EU Copyright Directive") in the European Union. Additional new and pending legislation in the US and around the world may impose additional obligations or risk on us associated with content uploaded by users to our platform.
We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPA”), the Florida Digital Bill of Rights, and other state laws that may take effect in 2025. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, creates new regulatory and operational requirements for processing personal data, increases requirements for security and confidentiality and provides for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending concerning content moderation, transparency, and access, as well as data

Part I
protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
Seasonality
We have historically experienced seasonality in monthly active user growth, monetization on our platform and free cash flow. Historically, we have had lower sequential user growth in the second calendar quarter. Industry advertising spend tends to be strongest in the fourth quarter resulting in higher revenue, and free cash flow is historically higher in the first quarter as we collect on the fourth quarter's higher revenue. We expect this seasonality to continue.
Talent management and development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2024, we had 4,666 full-time employees.
Inclusion and belonging
We strive to create an inclusive workplace where employees are encouraged and empowered to bring their whole, authentic selves to work every day. We seek for and respect a wide range of experiences and perspectives across our Board of Directors, leadership and employee base, which we believe helps us create a more inclusive and global product.
Employee health, safety and benefits
The success of our business is fundamentally tied to the well-being of our people. We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health. We also have a flexible work model that provides employees in roles that can be performed from anywhere the autonomy to live and work flexibly within their country or region, while prioritizing intentional in-person collaboration at our offices.
We provide robust compensation and benefits programs to help meet the needs of our employees and their families. In addition to salaries, these programs (which vary by country/region) include equity awards, sales incentive programs for eligible employees, a 401(k) Plan with Company matching, healthcare and insurance benefits, health savings and flexible spending accounts, flexible paid time off, family leave and family care support, flexible work schedules, employee assistance programs and charitable donation matching, among many others. We regularly review and update our compensation and benefits programs as needed to remain competitive with market compensation. For example, in 2022, we enhanced our family leave benefits for birthing and adoptive parents. Because every family is unique, we offer additional benefits to parents and caregivers with newborns in neonatal intensive care, adoptive parents and people experiencing miscarriage, and also offer fertility benefits globally. To promote financial wellbeing, we offer money management education, financial planning and investment services. To promote emotional wellbeing, we offer free access to mental health and wellbeing tools like Lyra, Calm and Cleo.
Learning and development
We help our employees create a career that is inspiring, impactful and ultimately time well spent. We have programs for open and ongoing conversation towards career growth goals both long term and short term. We also have workshops

Part I
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

Part I
Item 1A. Risk factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision with respect to our Class A common stock. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The occurrence of any of the following risks and uncertainties could in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, prospects, reputation, revenue, financial results, financial condition, cash flows, liquidity and stock price. It is not possible to predict or identify all such risks and uncertainties; our business could also be affected by risks and uncertainties that are not presently known to us or that we currently believe are immaterial. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Risks Related to Our Business Strategy and Growth
We generate substantially all of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers or a reduction in how much they spend could harm our business, revenue and financial results.
Substantially all of our revenue is generated from third-party advertising. However, we may not be able to continue to grow and scale this revenue model. Our growth strategy depends on, among other things, attracting more advertisers (including expanding our sales efforts to reach advertisers in international markets), retaining and scaling our business with existing advertisers and expanding our advertising product offerings.
As is common in our industry, most of our advertisers do not have long-term advertising commitments with us. Many of our advertisers spend a relatively small portion of their overall advertising budget with us. To increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and technology and/or expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and may reduce or stop their spend on our platform. In addition, unless we improve existing and develop new measurement tools that better showcase our platform’s effectiveness, some advertisers may view our products or platform as experimental and may devote less advertising spend on our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. Further, we may not always be able to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do business with us if they do not believe that advertisements on our platform are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
A substantial portion of our revenue is derived from a small number of advertisers and is currently concentrated in certain verticals, particularly CPG and retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers, many of which are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.
In addition, a portion of our revenue is derived from partnerships with third-party advertising platforms. We may be unable to maintain these partnerships or identify and secure new partnerships on commercially reasonable terms. In addition, we may be exposed to reputational and other risks arising from our business association with these partners.
Our advertising revenue could be harmed by many other factors, including:
•decreases in the number of our MAUs or our MAU growth rate;
•decreases in our users’ engagement with us and the ads on our platform;
•changes in the price of advertisements;

Part I
•our inability to create new products that sustain or increase the value of our advertisements;
•our inability to meet advertiser demand on our platform if we cannot increase the size and engagement of our user base;
• if our partnerships for third-party advertisement demand do not yield expected business impact;
•our inability to find the right balance between brand and performance advertising and provide the right products and platform to support the pricing and demand needed for each of the advertisers and their advertising objectives;
•changes in user demographics that make us less attractive to advertisers;
•our inability to make our ads more relevant and effective;
•any decision to serve contextually relevant or less personalized advertisements;
•the availability, accuracy and utility of our analytics and measurement solutions that demonstrate the value of our advertisements, or our ability to further improve such tools;
•changes to our data privacy practices (including those relating to protecting the security and integrity of our platform, our use of artificial intelligence, as well those resulting from changes to laws, regulations, legal decisions, or third-party policies) that affect the type or manner of advertising that we are able to provide;
•our inability to collect, process and share data which new or existing advertisers find useful;
•competitive developments or advertiser perception of the value of our products;
•product changes or advertising inventory management decisions we make that change the type, size or frequency of advertisements on our platform;
•reductions of advertising due to users that upload content or take other actions that are deemed to be hostile, inappropriate, illicit, objectionable, illegal or otherwise not consistent with our advertisers’ brands;
•the impact of invalid clicks or click fraud on our advertisements;
•the failure of our advertising auction mechanism to target and price ads effectively;
•decreases in user response rate to application notifications received from Pinterest, whether due to decreased user appreciation for notifications generally or changes in the manner notifications are delivered by mobile operating systems, which may decrease user engagement;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines or experience challenges uploading and conforming their advertisements with our system requirements;
•the macroeconomic conditions and the status of the advertising industry, such as fear of recession, inflation, the impact of tariffs, supply chain issues and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
•restrictions placed on, or the relevance of, ads outside of the United States;
•adverse publicity, whether or not accurate, relating to us or to social media platforms in general (including those relating to data security and protection), may tarnish our reputation and erode advertisers’ confidence in our platform;
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
If current and potential users do not perceive their experience with our platform to be useful, or the content that we serve to them to be relevant to their personal taste and interests, we may not be able to attract new users, retain existing users, recover past users or maintain or increase the frequency and duration of users' engagement. User engagement fluctuates depending on factors beyond our control. For example, although we saw a higher number of users and higher user engagement during the peak of the COVID-19 pandemic in 2020, we experienced declines in the number of users and lower levels of user engagement as the COVID-19 pandemic subsided.

Part I
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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service as part of changes that we have implemented or may implement in the future, whether required or voluntarily, in connection with, for example, the GDPR, the DSA, the CCPA, and other U.S. federal and state privacy, and youth and social media laws, among others;
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
•there are macro level conditions that are beyond our control; or
•the other risks and uncertainties described in this Annual Report on Form 10-K occur.
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
Any decrease in user growth, retention or engagement could render our platform less attractive to users or advertisers.

Part I
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
The size of our user base and their level of engagement are critical to our success. If our platform is not perceived to be high-quality, relevant, reliable, trustworthy, or innovative, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement.
Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not always correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevancy signal for optimal distribution of the Pins as prior content and forms of content that have been saved repeatedly on our platform, which may result in lower user engagement with such content. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and keep off our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform. Any of these factors could decrease our user growth, retention or engagement.
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
If we are unable to collect, process and use data because of data privacy laws, regulations, and legal decisions, it could impact our ability to effectively deliver relevant content. These laws, regulations, and legal decisions may also impact our ability to expand advertising on our platform, as they may impede our ability to sell or deliver targeted advertising and accurately measure our ad performance. Additionally, even if not prohibited by data privacy laws, regulations, and legal decisions, we may elect not to collect certain types of data if we believe doing so would be inconsistent with our users’ expectations, if the source is unreliable or for any other reason. These and other decisions we make related to data privacy, including with respect to the advertising performance measurement tools that we have developed and may develop in the future, may fall short of our users’ expectations, and even if we satisfy their expectations, the increase in media attention generally about online privacy and data protection may motivate users to take certain actions to protect their privacy. For these and other reasons, our users may elect not to allow data sharing or use. This could impact our ability to deliver relevant content aligned with users’ personal taste and interests. Additionally, the impact of these developments may disproportionately affect our business in comparison to certain peers in the technology sector that, by virtue of the scope and breadth of their operations or user base, have greater access to user data.

Part I
Since substantially all our revenue is generated from advertising, our inability to serve the volume of advertisements desired by our advertisers may deter new or existing advertisers from using our platform.
We may be unable to compete effectively for users.
We face significant competition to attract, retain and engage users and for their time and attention. We compete with consumer internet companies that are either tools (search, e-commerce, creator tools) or media (newsfeeds, video, social networks).
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Instagram), Google (including YouTube), Snap, Reddit, TikTok and X, which provide their users with a variety of online products, services, content (including video), and other offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Several of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Several of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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
We may be unable to compete effectively for advertisers.
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
Some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising spend. They have large distributed sales forces and an increasing amount of control over mobile distribution channels. These competitors’ economies of scale allow them to have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more targeted advertising. They may not need to rely on third-party data, including data provided by advertisers, in order to effectively target the campaigns of advertisers,

Part I
which could make their advertising products more attractive to advertisers than ours as third-party data becomes less available to us, whether because of regulatory changes, privacy concerns or other reasons. If we are unable to provide our advertisers with the ability to effectively target their advertising campaigns, or if our advertisers do not believe that our value proposition is as compelling as those of our competitors, we may not be able to attract new advertisers or retain existing ones.
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
Our ability to grow, retain and engage our user base and therefore increase our revenue depends on our ability to successfully enhance our existing products and create new products, both independently and in conjunction with platform developers or other third parties, and to do so quickly. We may introduce significant changes to our existing products or develop and introduce new and unproven products with which we have little or no prior development or operating experience. Our focus on innovation and experimentation could result in unintended outcomes or decisions that are poorly received by users. If new or enhanced products fail to engage our users, we may fail to generate sufficient revenue, operating margin or other value to justify our investments. We also may develop new products that may increase user engagement and costs that may not increase revenue or that may not be fully integrated into the user experience.
Further, our products often require users to learn new behaviors that may not always be intuitive to them. To the extent that new users are less willing to invest the time to learn to use our products, or if we are unable to make our products easier to learn to use, our user growth, retention or engagement could be negatively affected.
We continue to develop our international growth strategy and may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business and economic risks.
We continue to develop and evolve our international growth strategy and may adjust the way we expand our business operations outside the United States. We may limit our expansion or decrease our operations in certain international markets, including discontinuing advertising in those markets or not monetizing those markets at all. Alternatively, we may enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. We may launch our advertising platform in countries where we do not have sales staffing

Part I
in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. In addition, as part of our growth and monetization strategy in markets outside the United States, we are working to partner with local third-party sales organizations, which we refer to as resellers. However, there is no guarantee that resellers will choose to work with us or be willing to invest the time and resources required to train their staff to effectively sell our platform or that this strategy will be successful to increase average revenue per user in these markets. Further, in order to expand successfully, we need to offer content and products that are customized and relevant to local users and advertisers, which requires significant investment of time and resources.
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
•import and export controls and restrictions and changes in trade regulations, including sanctions or increased or new tariffs;
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
Although we experienced rapid growth in our initial years, we have not seen the same level of rapid growth more recently and cannot assure you that our business will grow at those same rates or at all.
The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face

Part I
competitive disadvantage if we are slow to adopt these new technologies. Further, we may not be able to continue to develop or maintain a long-term growth strategy, execute the strategy effectively, or effectively manage the growth of our business. For example, during times of challenging macroeconomic conditions, we make decisions from time to time to save costs in certain ways that could adversely affect our business, operations, revenue and financial results.
We utilize a flexible work model and, as a result, a majority of our employees work remotely. Accordingly, we are required to implement more complex organizational management strategies. We may also find it increasingly difficult to preserve our workplace culture as we grow, particularly given our flexible work model, which could impact our ability to quickly develop and launch new and innovative products and adequately oversee employees and business functions.
We make decisions consistent with our mission and values that may reduce our short- or medium-term operating results.
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and platform in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all.
We may acquire other businesses, talent or technology, which could require significant management attention, disrupt our business and dilute stockholder value.
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
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base could be impaired.
We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. From time to time, we introduce new products or updates to existing products that require users to agree to new terms of service that users may not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as the boycott of Facebook and X by some advertisers or allegations of the impact of social media on the mental health of users.
Our brand and reputation can also be negatively affected by the content or actions of our users that are deemed to be harmful or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns,

Part I
which could erode confidence in our brand and damage our reputation. We expect that our ability to enforce our policies against this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings, such as video and live streaming content. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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
Adverse publicity, regardless of its accuracy, relating to events or activities attributed to us, our employees, third-party vendors, users, creators, publishers or our advertisers, or to social media platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed. In addition, parental or general public perception of our industry or our Company in particular could adversely affect the size, demographics, engagement, and loyalty of our user base.
Continued development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the Artificial Intelligence Act (“EU AI Act”) recently came into effect in August 2024 and gives companies one to three years to comply with its various requirements which are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
Other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models.
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

Part I
the use of AI, and developments in regulatory frameworks governing the use of AI and in related stakeholder expectations may adversely affect our ability to develop and use AI or subject us to liability.
Risks Related to Data, Security and Privacy
If our security is compromised, or users or advertisers believe our security has been compromised, we could lose the trust of users, creators, publishers and advertisers who may use our platform less or may stop using our platform altogether, our reputation and business could be harmed.
As a social media company, we are frequently targeted by cybersecurity attacks because we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information in the ordinary course of our business. There can be no assurance that any cybersecurity attack or incident will not be material or ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs, misconfigurations, vulnerabilities or other technical malfunctions, cybersecurity attacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future attempt to induce our personnel, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or personnel's, users', creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, which could negatively affect our platform, reputation, and business.
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

Part I
Our ability to attract and retain advertisers depends on our ability to collect, process and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect or use information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Further, Apple implemented certain changes, including introducing an AppTrackingTransparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
In addition, third parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality including by limiting the use of cookies, or that limit our ability to communicate with or understand the identity of our users.
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
Developers may release additional technology that further inhibits our ability to collect or use data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect, process and share data that our advertisers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduces our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.
We rely heavily on our ability to collect, process and share data and metrics for our advertisers to help new and existing advertisers understand the performance of advertising campaigns. If advertisers do not perceive our metrics to be

Part I
accurate representations of our user base and user engagement, or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, which Pinterest has applied to join, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer the personal data of EEA users outside of the European Economic Area. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. If these policies, materials, or statements are found to be deficient, lacking in

Part I
transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class-action litigation or mass arbitration demands.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, U.S. state privacy laws, youth social media laws, and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising by, for example, requiring users to opt-in to personalized advertising. Public statements and complaints against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers or developers, violate applicable laws or our policies, these violations may also put users’ information at risk.
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some federal privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, which in turn may negatively impact users' experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient.
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. We have gaps in our ability to deploy changes safely to the site, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content and advertiser base, sophistication of our machine learning models and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. We may be unable to effectively scale and grow our technology infrastructure

Part I
to accommodate these increased demands or to achieve our business objectives. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, or malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all.
In addition, our systems and operations are vulnerable to damage, delays or interruptions from fire, flood, power loss, telecommunications failure, spikes in usage volume, epidemics, pandemic and other public health emergencies, terrorist attacks, acts of war, geopolitical conflicts, other physical security threats, cyber-security attacks, earthquakes, the effects of climate change, power and space shortages in our cloud infrastructure and other events beyond our control. We are particularly vulnerable to these types of events because our cloud computing infrastructure is currently located in one geographic region. In addition, the substantial majority of our employees are located in California, which has historically experienced, and may continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our service. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services and could cause us to incur substantial expense. Climate-related events, including the increasing frequency of extreme weather events and their impact, have the potential to disrupt our business and/or the business of our third-party suppliers and partners. Any of the foregoing events can result in users being subject to service disruptions or outages and we may not be able to recover our technical infrastructure and user data in a timely manner to restart or provide our services.
A substantial portion of our technology infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic or cause our platform to become unavailable. We exercise little control over these providers and have limited line of sight into their governance, and any financial or other difficulties these providers face may harm our business.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, AI and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees' and potential employees' expectations, we may experience difficulties attracting and retaining personnel.
Further, our ongoing efforts to implement terms of the settlement agreement with respect to certain derivative lawsuits and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if efforts around diversity, equity and inclusion are perceived as insufficient or overdone, we may not be able to attract and retain talent, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed.
We currently have a flexible work model which provides for a more distributed workforce. Our work strategy, including our efforts related to employee onboarding, training and development and retention may not be successful. Further, our work strategy may continue to evolve and may not meet the needs of our existing and potential future employees, and they may prefer work models offered by other companies. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives.

Part I
Risks Arising from Our Reliance on Third Parties
We depend in part on online application stores and internet search engines to direct traffic and refer new users to our platform. When these online application stores or search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or when our search results page rankings decline for other reasons, traffic to our platform or user growth, retention and engagement has declined and could decline in the future.
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
We allow users to authenticate with our service through third-party login providers. If these third parties discontinue these tools or experience a breach or outage in their platform or web browser developers make changes that restrict the use of these tools, user retention, growth or engagement could decline.
A significant number of users access their accounts on our platform using a third-party login provider such as Facebook, Apple or Google. If security on those platforms is compromised, if users are locked out from their accounts on those platforms or if those platforms experience an outage or otherwise institute policies that prevent users from accessing their accounts on our platform through those logins, users may be unable to access our platform. In addition, third-party log-in providers may institute policies that restrict us from both communicating with users or identifying users. As a result of these actions, user growth, retention and engagement on our platform has been and could be adversely affected in the future, even if only for a temporary period. Additionally, if Facebook or Google discontinue their identity services or experience an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline.
We depend on Amazon Web Services for the vast majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of Amazon Web Services could negatively affect our operations.
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. Under our long-term agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This agreement is terminable only under certain conditions, including by either party following the other party’s material breach, which may be the result of circumstances that are beyond our control. A material breach of this agreement by us, or early termination of the agreement, could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our

Part I
contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. If users, creators, publishers or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose users, creators, publishers or advertisers.
We utilize data center hosting facilities operated by AWS, located in various facilities. However, we have implemented a limited disaster recovery program which does not allow us to serve network traffic from back-up data center services. An unexpected disruption of services provided by these data centers could hamper our ability to handle existing or increased traffic, result in the loss of data or cause our platform to become unavailable.
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
If we are unable to deliver consistent, high-quality user experiences across different devices with different operating systems, user growth, retention or engagement may decline.
The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and services and increase our cost of doing business. Regulatory changes could limit users’ ability to access our service or make our platform a less attractive alternative to our competitors’ platforms and cause our user growth, retention or engagement to decline.
If it becomes more difficult for users to access and use our service on their browsers or mobile devices, if users choose not to access or use our platform on their mobile devices, or if users choose to use mobile products that limit access to our platform, user growth, retention and engagement may decline.
We rely on software, technologies and related services from third parties, and problems in their use, access or performance could increase our costs.
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
Technologies have been developed that can block the display of our ads.
Technologies have been developed, and will likely continue to be developed, that block the display of our ads. We generate substantially all of our revenue from advertising, and ad blocking technologies can prevent the display of certain of our ads. Existing ad blocking technologies that have not been effective on our platform can later become effective as we make certain product changes, and new ad blocking technologies are often in development. More users may choose to use products that block or obscure the display of our ads if we are unable to successfully balance the amount of organic content and paid advertisements, or if users’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising.

Part I
Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and international laws and regulations that involve matters central to our business, including laws and regulations that involve data use, data security, data protection, intellectual property (including copyright and patent laws), harmful or illegal content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video content, for which identifying such content is challenging. Additionally, some controversial content may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA"), the fair-use doctrine in the United States, the EU E-Commerce Directive, the EU AI Act and the DSA. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. For example, the CDA has been amended by Congress and interpreted by courts in ways that have narrowed its applicability. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections to the US, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices or operations.
Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.
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
Any new legislation or changes to existing legislation may be difficult to comply with in a timely and comprehensive fashion and may expose our business, users, or employees to increased fees and costs. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our platform, we could be required to expend significant resources to try to comply with the new rules or incur liability.

Part I
Government actions can restrict access to our product or certain of our products in their countries.
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our platform if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in certain countries. Other governments may seek to restrict access to or block our platform, prohibit or block the hosting of certain content available through our platform, or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. We may also decide to stop offering our platform in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our platform. If additional prohibitions or restrictions are imposed on our platform, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected.
We could become involved in legal disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, including class action lawsuits, mass arbitrations, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, AI, safety, law enforcement, civil rights, the use of our platform for illegal purposes, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, can be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, product offerings and features, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
We are currently involved in, have been subject to, and expect to be subject in the future to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and may continue to be subject to intellectual property litigation and threats thereof. Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, grow our business and products, and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.
From time to time, we receive letters from patent and trademark holders alleging that some of our products infringe their patent and trademark rights. We also receive letters from copyright and trademark owners alleging that content on Pinterest infringes their intellectual property rights, including take-down requests. Our technologies and content, including the content that users save on our service, may not be able to withstand such third-party claims.
With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses or may not be available to us at all and may require us to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished.
We rely, and expect to continue to rely, on a combination of confidentiality, invention assignment and license agreements with our employees, consultants and other third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents in multiple jurisdictions. However, there can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. There can be no assurance that each of our trademark registration applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the use of our patents to third parties, which could

Part I
require significant cash expenditures. Additionally, our current and future patents, trademarks and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid.
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
A portion of the technologies we use incorporates “open-source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or addressed by federal or state regulations.
We also license to others some of our software through open source projects which requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. If an author or other third-party that distributes open-source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.
The interpretation and application of U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. One such change was the elimination of the option to deduct research and development expenses and, as a result, our net operating loss utilization has been accelerated. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition.
Additionally, over the last several years, the Organisation for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Several countries have already begun to enact legislation to implement the OECD’s 15% global minimum tax regime. Our effective tax rate and cash tax payments could increase in future years as further jurisdictions enact legislation. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and which apply to our business. There are ongoing OECD negotiations that contemplate an alternative to these proposals, which may proliferate in the absence of multilateral agreement.
Further changes to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, resulting in additional taxes or other costs or have other material consequences.

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
We have incurred significant net losses in the past and generated net income only recently. We generated net income of $1,862.1 million for the year ended December 31, 2024 and net losses of $35.6 million and $96.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $288.2 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•our ability to maintain operating margins, cash used in operating activities and free cash flow;
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
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry, inflation or new or increased tariffs;
•seasonal fluctuations in internet usage generally;
•the success of technologies designed to block the display of ads;
•development and introduction of new product offerings by us or our competitors;
•the enforcement of our advertising policies, including the removal of ads and advertisers from our platform;
•existing, new and evolving regulations, both in the U.S. and internationally;
•the ability of our third-party providers to scale effectively and provide the necessary technical infrastructure for our service on a timely basis;

Part I
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
Our MAU metrics may also be impacted by our information quality efforts, which are our overall efforts to reduce malicious activity on our platform, including false, spam and malicious automation accounts in existence on our platform. We make efforts to regularly deactivate false, spam and malicious automation accounts that violate our terms of service and exclude these users from the calculation of our MAU metrics; however, we will not succeed in identifying and removing all false, spam and malicious accounts from our platform. We are continually seeking to improve our ability to estimate the total number of false, spam or malicious accounts and we intend to continue to make such improvements, but there is no guarantee as to the accuracy of these estimates. In addition, users are not prohibited from having more than one account on our platform, and we treat multiple accounts held by a single person as multiple users for purposes of calculating our active users.
In addition, some of our user demographic data may be incomplete or inaccurate. For example, because users self-report their date of birth, our age-demographic data may differ from users’ actual ages or be unavailable. We receive age-demographic data for a portion of those users from other third-party accounts that users chose to authenticate with on our platform, such as Facebook and Google, but there can be no assurance that those platforms will continue to give us permission to access that data or that the data we receive from those third parties is accurate. In addition, our data regarding the geographic location of users and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
Our operations and financial condition could be adversely impacted if we are unable to obtain additional financing, if needed, or if we default on our credit obligations.
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
Additionally, our revolving credit facility utilizes a Secured Overnight Financing Rate ("SOFR") or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. If a published U.S. dollar SOFR is unavailable, the interest rates on our debt indexed to SOFR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
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
As of December 31, 2024, we had federal, California and other state net operating loss carryforwards of $1,909.5 million, $554.3 million and $1,549.9 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2025, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.
Adverse global economic and financial conditions could harm our business and financial condition.
Adverse global economic and financial events, such as epidemics, pandemics and other public health emergencies, Russia’s invasion of Ukraine, the war in the Middle East, recession or fears of recession, inflation, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an

Part I
adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.5% of the voting power of our outstanding capital stock as of December 31, 2024. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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

Part I
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
•developments or disputes concerning our culture or other inclusion practices and initiatives or the inability to address any workplace culture related issues;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•existing, new and evolving regulations, both in the U.S. and internationally;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant changes in our management;

Part I
•stakeholder dissatisfaction if we are unable to meet stakeholders' expectations and requirements or our publicly announced goals around environmentally friendly, ethical, socially conscious, and sustainable business practices or disclosures;
•adoption and trading under a stock repurchase program;
•macroeconomic events that are beyond our control, including tariffs; and
•general economic conditions and slow or negative growth of our markets.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have shares of Class B common stock that may be issued upon exercise of outstanding stock options and shares of Class A common stock that may be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of December 31, 2024, we had 5,852,600,274 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Part I
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

Part I
Item 1B. Unresolved staff comments
None.
Item 1C. Cybersecurity
Item 1C: Cybersecurity
In the ordinary course of our business, we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. To this end, we have implemented a program designed to assess, identify and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. Our cybersecurity program is informed in part by industry standards and best practice, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
The program is managed and monitored by a dedicated security team, which is led by our Chief Security Officer and includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent or mitigate data loss, theft, misuse or other security incidents or vulnerabilities affecting the systems and data residing in them. For example, we conduct risk-based penetration and vulnerability testing and ongoing risk assessments, including due diligence prior to engagement on and ongoing risk-based periodic audits of our key technology vendors and other contractors and suppliers. We also conduct employee trainings on cyber and information security, among other topics. In addition, we consult with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.
Our Chief Security Officer, who reports directly to the Chief Technology Officer and has over 25 years of experience managing information technology and cybersecurity matters, including more than six years at Pinterest, together with our Privacy and Data Protection Team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks related to Data, Security and Privacy.”
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

Part I
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California, where we occupy approximately 120,000 square feet of leased office space, excluding leases we have ceased to use. As of December 31, 2024, we maintained offices in various locations in the United States and internationally totaling approximately 501,000 square feet. We believe that our facilities are sufficient for our existing needs.
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
Holders of record
As of January 31, 2025, there were 115 stockholders of record of our Class A common stock and 43 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
October 1 - October 31, 2024	29,615	$33.18	—	2,000,000,000
November 1 - November 30, 2024	936,780	$28.83	936,780	1,972,990,331
December 1 - December 31, 2024	2,293,882	$31.91	2,293,882	1,899,801,819
Total	3,260,277		3,230,662

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Part II
(2)Average price paid per share includes costs associated with repurchases.
(3)On November 5, 2024, our board of directors authorized a new stock repurchase program of up to $2.0 billion of our Class A common stock, replacing our September 2023 stock repurchase program. Refer to Note 8 to our consolidated financial statements for further information on our stock repurchase program.
Stock performance graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pinterest, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), the Dow Jones Internet Composite Index (DJINET Composite Index) and the Nasdaq CTA Internet Index (QNET Index) for the five years ended December 31, 2024. We have historically used the DJINET Composite Index for purposes of the stock performance graph. This year, we determined the QNET Index is more relevant because it is aligned with our peer group and also serves as the performance benchmark for some of our executive compensation. We have included both the DJINET Composite Index and the QNET Index for this transitional year but will not include the DJINET Composite Index in future years. The graph assumes $100 was invested in our Class A common stock and in each index on the last trading day for the year ended December 31, 2019 and assumes the reinvestment of all dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
PINS
DJINET
QNET
S&P 500

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview of 2024 results
Our key financial and operating results as of and for the year ended December 31, 2024 are as follows:
•Revenue was $3,646.2 million, an increase of 19% on a reported and constant currency basis compared to 2023.
•Monthly active users ("MAUs") were 553 million, an increase of 11% compared to December 31, 2023.
•Share-based compensation expense was $765.8 million, an increase of $117.9 million compared to 2023.
•Income from operations was $179.8 million, an increase of $305.5 million compared to 2023.
•Net income was $1,862.1 million and Adjusted EBITDA was $1,032.3 million.
•Net cash provided by operating activities was $964.6 million and free cash flow was $940.0 million.
•Cash, cash equivalents and marketable securities were $2,512.9 million.
•Headcount was 4,666.

Part II
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

Part II
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. As of December 31, 2024, the proportion of WAUs to MAUs, which has stayed relatively consistent over time, was 62%.
As of December 31, 2024, global MAUs increased compared to December 31, 2023, primarily due to our ongoing investments in relevance and personalization.

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

Part II
Average Revenue per User. We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in a given geography during a period divided by average MAUs in that geography during the period. We calculate ARPU by geography based on our estimate of the geography in which revenue‑ generating activities occur. We present ARPU on a U.S. and Canada, Europe and Rest of World basis because we currently monetize users in different geographies at different average rates. Our ARPU in U.S. and Canada and, to a lesser extent, Europe is higher primarily due to the relative size and maturity of the digital advertising markets in these geographies.

Quarterly average revenue per user

For the year ended December 31, 2024, global ARPU was $6.94, which represents an increase of 8% compared to the year ended December 31, 2023. For the year ended December 31, 2024, U.S. and Canada ARPU was $29.15, an increase of 14%, Europe ARPU was $4.24, an increase of 14%, and Rest of World ARPU was $0.59, an increase of 18% compared to the year ended December 31, 2023.
We use MAUs and ARPU to assess the growth and health of the overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.

Part II
Non-GAAP financial measures
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we consider certain non-GAAP financial measures, as described below.
We use Adjusted EBITDA to evaluate our operating results and for financial and operational decision-making purposes. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, payroll tax expense related to share-based compensation, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and certain other non-recurring or non-cash items impacting net income (loss) that we do not consider indicative of our ongoing business performance. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that it excludes.
We use constant currency revenue to evaluate our operating and financial results. We calculate constant currency revenue by translating our current period revenue using the corresponding prior period’s monthly exchange rates for currencies other than the U.S. dollar. We believe constant currency revenue provides useful information to investors because it excludes the effects of foreign currency volatility that are not indicative of our core operating results.
We present free cash flow because we believe it provides useful information to investors about the amount of cash generated from operations, after purchases of property and equipment, that can be used to strengthen our balance sheet or invest in our business among other things. We define free cash flow as net cash provided by operating activities less purchases of property and equipment. Free cash flow is not intended to represent our residual cash flow available for discretionary expenditures.
We present these non-GAAP financial measures because we believe they provide useful information about our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics we use for financial and operational decision-making. We present these non-GAAP financial measures to assist investors in seeing our operating results through the eyes of management and because we believe that these measures provide an additional tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry.
Adjusted EBITDA, constant currency revenue and free cash flow should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), revenue and net cash provided by operations, the nearest GAAP equivalents. For example,
•Adjusted EBITDA excludes:
•certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets, although these assets may have to be replaced in the future; and
•share-based compensation expense and related payroll tax expense, which have been and will continue to be for the foreseeable future, significant recurring expenses and an important part of our compensation strategy.
•Constant currency revenue excludes the effect of changes in foreign currency exchange rates, which have an actual effect on our operating results; and
•Free cash flow does not reflect our future contractual commitments arising from purchases of property and equipment.
In addition, these non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP, and may differ from similarly titled measures used by other companies (if used at all), which reduces their usefulness as comparative measures.
Because of these limitations, you should consider these non-GAAP financial measures alongside other financial performance measures, and our other financial results presented in accordance with GAAP.

Part II
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$1,862,106	$(35,610)	$(96,047)
Depreciation and amortization	21,266	21,509	46,489
Share-based compensation	765,795	647,860	497,123
Payroll tax expense related to share-based compensation(1)	30,787	24,131	19,488
Interest (income) expense, net	(127,003)	(105,439)	(30,235)
Other (income) expense, net	19,215	(3,799)	14,502
Provision for (benefit from) income taxes (2)	(1,574,501)	19,170	10,103
Legal settlement(3)	34,650	—	—
Restructuring charges	—	126,882	—
Non-cash charitable contributions	—	12,890	—
Adjusted EBITDA	$1,032,315	$707,594	$461,423

(1)Beginning in the fourth quarter of 2024, we are excluding payroll tax expense related to share-based compensation from Adjusted EBITDA because these taxes are variable due to our stock price and other factors outside our control and therefore are not reflective of our ongoing business operations or the underlying trends in our business. Accordingly, although payroll tax expense related to share-based compensation is a cash expense that we will continue to incur in the future, we believe excluding this expense provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. Prior period amounts have been restated to conform to this presentation.
(2)Provision for (benefit from) income taxes includes $1,597.0 million related to the release of our valuation allowance on our U.S. federal and state, excluding California, deferred tax assets during the fourth quarter of 2024. Refer to Note 10 to our consolidated financial statements for further information.
(3)On November 1, 2024, we reached a settlement to resolve pending litigation relating to allegations concerning the early development of Pinterest. We recorded legal settlement expense of $34.7 million, net of insurance proceeds, for the year ended December 31, 2024, which we have excluded from Adjusted EBITDA because it is non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Year Ended December 31,		% Change
	2024	2023	As Reported	Constant Currency(1)
Revenue	$3,646,166	$3,055,071	19%	19%

(1)On a constant currency basis, revenue for the year ended December 31, 2024 was $3,649.0 million due to a $2.8 million unfavorable impact of changes in foreign exchange rates.

Part II
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of free cash flow
Net cash provided by operating activities	$964,594	$612,961	$469,202
Less:
Purchases of property and equipment	(24,606)	(8,063)	(28,984)
Free cash flow	$939,988	$604,898	$440,218

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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization expense, share-based compensation expense, payroll tax expense related to share-based compensation, interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes and certain other non-recurring or non-cash items impacting net income (loss) that we do not consider indicative of our ongoing business performance. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Part II
Results of operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$3,646,166	$3,055,071	$2,802,574
Costs and expenses (1):
Cost of revenue	750,355	688,760	678,597
Research and development	1,240,564	1,068,416	948,980
Sales and marketing	1,011,772	911,166	933,133
General and administrative	463,658	512,407	343,541
Total costs and expenses	3,466,349	3,180,749	2,904,251
Income (loss) from operations	179,817	(125,678)	(101,677)
Interest income (expense), net	127,003	105,439	30,235
Other income (expense), net	(19,215)	3,799	(14,502)
Income (loss) before provision for (benefit from) income taxes	287,605	(16,440)	(85,944)
Provision for (benefit from) income taxes	(1,574,501)	19,170	10,103
Net income (loss)	$1,862,106	$(35,610)	$(96,047)
Adjusted EBITDA (2)	$1,032,315	$707,594	$461,423

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$14,836	$11,117	$7,629
Research and development	497,442	422,964	324,161
Sales and marketing	122,149	96,798	99,467
General and administrative	131,368	116,981	65,866
Total share-based compensation	$765,795	$647,860	$497,123
(2)See “Non-GAAP Financial Measures” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	21	23	24
Research and development	34	35	34
Sales and marketing	28	30	33
General and administrative	13	17	12
Total costs and expenses	95	104	104
Income (loss) from operations	5	(4)	(4)
Interest income (expense), net	3	3	1
Other income (expense), net	(1)	—	(1)
Income (loss) before provision for (benefit from) income taxes	8	(1)	(3)
Provision for (benefit from) income taxes	(43)	1	—
Net income (loss)	51%	(1%)	(3%)

Part II
Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Revenue	$3,646,166	$3,055,071	19%
Revenue for the year ended December 31, 2024 increased by $591.1 million compared to the year ended December 31, 2023, primarily due to growth in demand from our consideration and conversion objectives. Revenue on a constant currency basis increased by 19% compared to 2023. Revenue growth was primarily driven by an 8% increase in ARPU supported by an 11% increase in average MAUs for the year ended December 31, 2024 compared to the year ended December 31, 2023. The number of advertisements served increased by 39% while the price of advertisements decreased by 14% compared to the year ended December 31, 2023.
For the year ended December 31, 2024 compared to the year ended December 31, 2023, revenue based on our estimate of the geographic location of our users increased by 18% in the U.S. and Canada to $2,884.0 million, Europe revenue increased by 23% to $593.2 million and Rest of World revenue increased by 36% to $168.9 million.
Cost of revenue

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Cost of revenue	$750,355	$688,760	9%
Percentage of revenue	21%	23%
Cost of revenue for the year ended December 31, 2024 increased by $61.6 million compared to the year ended December 31, 2023. The increase was primarily due to increased users and engagement offset by infrastructure efficiency initiatives.
Research and development

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Research and development	$1,240,564	$1,068,416	16%
Percentage of revenue	34%	35%
Research and development for the year ended December 31, 2024 increased by $172.1 million compared to the year ended December 31, 2023. The increase was primarily due to a 19% increase in personnel expenses due to higher headcount and a $74.5 million increase in share-based compensation expense.

Part II
Sales and marketing

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Sales and marketing	$1,011,772	$911,166	11%
Percentage of revenue	28%	30%
Sales and marketing for the year ended December 31, 2024 increased by $100.6 million compared to the year ended December 31, 2023. The increase was primarily due to an 8% increase in personnel expenses due to higher headcount, a $28.4 million increase in marketing expenses, a $25.4 million increase in share-based compensation expense and a $16.8 million increase in outsourced services costs.
General and Administrative

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
General and administrative	$463,658	$512,407	(10%)
Percentage of revenue	13%	17%
General and administrative for the year ended December 31, 2024 decreased by $48.7 million compared to the year ended December 31, 2023. The decrease was primarily due to $119.4 million of restructuring charges in 2023, offset by a $34.7 million legal settlement, net of insurance proceeds, a $14.9 million increase in non income-based taxes and a $14.4 million increase in share-based compensation.
Other income (expense), net

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Interest income (expense), net	$127,003	$105,439	20%
Other income (expense), net	(19,215)	3,799	606%
Interest and other income (expense), net	$107,788	$109,238	(1%)
Interest and other income (expense), net for the year ended December 31, 2024 decreased by $1.5 million compared to the year ended December 31, 2023. The decrease was primarily due to higher foreign currency exchange losses offset by returns on our cash equivalents and marketable securities as a result of higher interest rates and higher invested balances.
Provision for (benefit from) income taxes

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Provision for (benefit from) income taxes	$(1,574,501)	$19,170	NM

NM = Not meaningful
The benefit from income taxes for the year ended December 31, 2024 was $1,574.5 million, as compared to a provision for income taxes of $19.2 million for the year ended December 31, 2023. The increase in tax benefit during the year ended December 31, 2024 was primarily due to the release of our valuation allowance on our U.S. federal and state, excluding California, deferred tax assets. Refer to Note 10 to our consolidated financial statements for further information.

Part II
Net income (loss) and adjusted EBITDA

	Year Ended December 31,
	2024	2023	% change
	(in thousands)
Net income (loss)	$1,862,106	$(35,610)	NM
Adjusted EBITDA	$1,032,315	$707,594	46%

NM = Not meaningful
Net income for the year ended December 31, 2024 was $1,862.1 million, compared to a net loss of $35.6 million for the year ended December 31, 2023. Adjusted EBITDA was $1,032.3 million for the year ended December 31, 2024, compared to $707.6 million for the year ended December 31, 2023, due to the factors described above. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Liquidity and capital resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2024, we had $2,512.9 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2024, $156.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2024. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2024.
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
Our material cash requirements include our $1,110.2 million commitment with Amazon Web Services, for which we are not subject to annual purchase commitments, and our $225.8 million of operating lease obligations, of which $41.3 million is due within the next 12 months.

Part II
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which we completed in the second quarter of 2023. Under the program, we repurchased and retired 21,215,663 shares of our Class A common stock for an aggregate purchase price of $500.0 million at an average price per share of $23.57.
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock (the "September 2023 program"). In November 2024, our board of directors authorized a new stock repurchase program of up to $2.0 billion of our Class A common stock (the "November 2024 program") and canceled the September 2023 program under which $500.0 million had remained available for repurchase. Under the November 2024 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The November 2024 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the year ended December 31, 2024, we repurchased and retired 19,125,363 shares of our Class A common stock for an aggregate purchase price of $600.2 million at an average price per share of $31.38 under the September 2023 and November 2024 programs. As of December 31, 2024, $1,899.8 million remained available for repurchases under the November 2024 program.
For the years ended December 31, 2024 and 2023, our net cash flows and free cash flow were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$964,594	$612,961
Investing activities	$(221,017)	$(36,993)
Financing activities	$(968,319)	$(826,763)
Free cash flow	$939,988	$604,898
Operating activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, non-cash charitable contributions, net amortization of investment premium and discount, non-cash restructuring charges and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $351.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in our net income as adjusted for certain non-cash items, including the release of our valuation allowance on our U.S. federal and state, excluding California, deferred tax assets; and an increase in our accrued expenses and other liabilities due to timing of payments to vendors; offset by an increase in accounts receivable.
Investing activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash used in investing activities decreased by $184.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in net purchases of marketable securities.
Financing activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $141.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an

Part II
increase in cash paid for repurchases of our Class A common stock and an increase in tax remittances on release of RSUs and RSAs due to an increase in our stock price.
Free cash flow
Free cash flow increased $335.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce the total deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results and estimates of future taxable income. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
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
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022.
Interest rate risk
As of December 31, 2024, we held cash, cash equivalents and marketable securities of $2,512.9 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.5 million and $6.6 million as of December 31, 2024 and 2023, respectively.

Part II
Item 8. Financial statements and supplementary data
Pinterest, Inc.
Index to consolidated financial statements

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2025, expressed an unqualified opinion thereon.
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

Part II
Revenue recognition

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company generates revenue by delivering ads on the Pinterest website and mobile application. Revenue is recognized only after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis or views an ad contracted on a cost per thousand impressions basis.
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
February 6, 2025

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on internal control over financial reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 6, 2025

Part II
Pinterest, Inc.
Consolidated balance sheets
(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,136,460	$1,361,936
Marketable securities	1,376,409	1,149,148
Accounts receivable, net of allowances of $7,839 and $10,635 as of December 31, 2024 and 2023, respectively	893,403	763,159
Prepaid expenses and other current assets	78,435	64,316
Total current assets	3,484,707	3,338,559
Property and equipment, net	45,624	32,225
Operating lease right-of-use assets	85,867	92,119
Goodwill and intangible assets, net	110,103	117,462
Deferred tax assets	1,602,539	3,067
Other assets	13,820	10,973
Total assets	$5,342,660	$3,594,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,026	$79,058
Accrued expenses and other current liabilities	314,107	238,032
Total current liabilities	398,133	317,090
Operating lease liabilities	151,364	160,616
Other liabilities	42,009	26,019
Total liabilities	591,506	503,725
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 593,462 and 591,663 shares issued and outstanding as of December 31, 2024 and 2023, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 82,471 and 86,355 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	7
Additional paid-in capital	5,039,439	5,241,954
Accumulated other comprehensive loss	(130)	(1,013)
Accumulated deficit	(288,162)	(2,150,268)
Total stockholders’ equity	4,751,154	3,090,680
Total liabilities and stockholders’ equity	$5,342,660	$3,594,405

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$3,646,166	$3,055,071	$2,802,574
Costs and expenses:
Cost of revenue	750,355	688,760	678,597
Research and development	1,240,564	1,068,416	948,980
Sales and marketing	1,011,772	911,166	933,133
General and administrative	463,658	512,407	343,541
Total costs and expenses	3,466,349	3,180,749	2,904,251
Income (loss) from operations	179,817	(125,678)	(101,677)
Interest income (expense), net	127,003	105,439	30,235
Other income (expense), net	(19,215)	3,799	(14,502)
Income (loss) before provision for (benefit from) income taxes	287,605	(16,440)	(85,944)
Provision for (benefit from) income taxes	(1,574,501)	19,170	10,103
Net income (loss)	$1,862,106	$(35,610)	$(96,047)
Net income (loss) per share:
Basic	$2.74	$(0.05)	$(0.14)
Diluted	$2.67	$(0.05)	$(0.14)
Weighted-average shares used in computing net income (loss) per share:
Basic	678,831	674,641	665,732
Diluted	698,376	674,641	665,732

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of comprehensive income (loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$1,862,106	$(35,610)	$(96,047)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	996	10,001	(8,334)
Change in foreign currency translation adjustment	(113)	405	(904)
Comprehensive income (loss)	$1,862,989	$(25,204)	$(105,285)

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of stockholders’ equity
(in thousands)

	Class A and B Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	656,872	$7	$5,059,528		$(2,181)	$(2,018,611)	$3,038,743
Release of restricted stock units and issuance of restricted stock awards, net	17,435	—	—		—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(161,809)		—	—	(161,809)
Issuance of common stock for cash upon exercise of stock options, net	8,895	—	12,882		—	—	12,882
Share-based compensation	—	—	497,123		—	—	497,123
Other comprehensive loss	—	—	—		(9,238)	—	(9,238)
Net loss	—	—	—		—	(96,047)	(96,047)
Balance as of December 31, 2022	683,202	$7	$5,407,724		$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units and issuance of restricted stock awards, net	12,776	—	—		—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(335,019)		—	—	(335,019)
Issuance of common stock for cash upon exercise of stock options, net	2,756	—	8,499		—	—	8,499
Issuance of common stock related to charitable contributions	500	—	12,890		—	—	12,890
Repurchases of Class A common stock	(21,216)	—	(500,000)		—	—	(500,000)
Share-based compensation	—	—	647,860		—	—	647,860
Other comprehensive income	—	—	—		10,406	—	10,406
Net loss	—	—	—		—	(35,610)	(35,610)
Balance as of December 31, 2023	678,018	$7	$5,241,954		$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units and issuance of restricted stock awards, net	14,397	—	—		—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(390,254)		—	—	(390,254)
Issuance of common stock for cash upon exercise of stock options, net	2,643	—	22,142		—	—	22,142
Repurchases of Class A common stock	(19,125)	—	(600,198)	—	—	—	(600,198)
Share-based compensation	—	—	765,795		—	—	765,795
Other comprehensive income	—	—	—		883	—	883
Net income	—	—	—		—	1,862,106	1,862,106
Balance as of December 31, 2024	675,933	$7	$5,039,439		$(130)	$(288,162)	$4,751,154

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of cash flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$1,862,106	$(35,610)	$(96,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,266	21,509	46,489
Share-based compensation	765,795	647,860	497,123
Deferred income taxes	(1,600,434)	(1,838)	(3,344)
Non-cash charitable contributions	—	12,890	—
Impairment and abandonment charges for leases and leasehold improvements	—	117,315	—
Net amortization of investment premium and discount	(29,017)	(21,897)	(638)
Other	2,320	(2,654)	(13,851)
Changes in assets and liabilities:
Accounts receivable	(128,946)	(80,782)	(28,856)
Prepaid expenses and other assets	(17,187)	19,861	(30,525)
Operating lease right-of-use assets	32,711	55,324	56,024
Accounts payable	3,828	(9,261)	70,777
Accrued expenses and other liabilities	91,632	(43,249)	24,882
Operating lease liabilities	(39,480)	(66,507)	(52,832)
Net cash provided by operating activities	964,594	612,961	469,202
Investing activities
Purchases of property and equipment	(24,606)	(8,063)	(28,984)
Purchases of marketable securities	(1,510,013)	(1,308,020)	(1,028,480)
Sales of marketable securities	22,040	35,850	7,417
Maturities of marketable securities	1,291,562	1,243,240	1,007,861
Acquisition of business, net of cash acquired	—	—	(86,059)
Net cash used in investing activities	(221,017)	(36,993)	(128,245)
Financing activities
Proceeds from exercise of stock options, net	22,133	8,256	12,882
Repurchases of Class A common stock	(600,198)	(500,000)	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(390,254)	(335,019)	(161,809)
Net cash used in financing activities	(968,319)	(826,763)	(148,927)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,569)	1,667	(1,434)
Net increase (decrease) in cash, cash equivalents and restricted cash	(227,311)	(249,128)	190,596
Cash, cash equivalents and restricted cash, beginning of period	1,368,532	1,617,660	1,427,064
Cash, cash equivalents and restricted cash, end of period	$1,141,221	$1,368,532	$1,617,660

Supplemental cash flow information
Cash paid for income taxes, net	$25,018	$19,173	$10,008
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$31,132	$32,784	$31,515

Part II

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,136,460	$1,361,936	$1,611,063
Restricted cash included in prepaid expenses and other current assets	—	2,542	1,067
Restricted cash included in other assets	4,761	4,054	5,530
Total cash, cash equivalents and restricted cash	$1,141,221	$1,368,532	$1,617,660

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
Use of estimates
Preparing our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, share-based awards, and contingencies, the recognition, measurement and valuation of deferred income taxes, as well as the collectability of our accounts receivable, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit or loss, and all costs and expenses categories on our consolidated statements of operations, as well as share-based compensation expense, are significant. Refer to Note 8 for additional information about our share-based compensation expense. Our other segment items include interest income (expense), net, other income (expense), net and provision for (benefit from) income taxes on our consolidated statements of operations.
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

Part II
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
Deferred revenue was $23.4 million and $15.3 million as of December 31, 2024 and 2023, respectively.
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
Income taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce the total deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results and estimates of future taxable income. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
We recognize tax benefits from uncertain tax positions when we believe it is more likely than not that the tax position is sustainable on examination by tax authorities based on its technical merits. We recognize taxes on Global Intangible Low-Taxed Income as incurred.
Advertising expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $161.5 million, $145.6 million and $139.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Marketable securities
We invest in highly liquid corporate debt securities, U.S. treasury securities, asset-backed securities, U.S. government agency securities, municipal securities, non-U.S. government and supranational bonds and certificates of deposit. We

Part II
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
Property and equipment
We carry property and equipment at cost less accumulated depreciation and calculate depreciation using the straight-line method over our assets’ estimated useful lives, which are generally:

Property and Equipment	Useful Life
Computer and network equipment	3 years
Furniture and fixtures	4 years
Leasehold improvements	Lesser of 10 years or remaining lease term
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
We recorded $117.3 million of impairment and abandonment charges for operating lease right-of-use assets and leasehold improvements as part of the restructuring plan for the year ended December 31, 2023. We did not record any other material property and equipment or intangible asset impairments during the periods presented.
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
Foreign currency
The functional currency of our international subsidiaries is generally their local currency. We translate our subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and rates that approximate those in effect during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive loss in stockholders’ equity. We record foreign exchange transaction gains and losses in other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2024, 2023 and 2022.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2024, 2023 and 2022.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted ASU 2023-07 retrospectively as of January 1, 2024. Refer to our significant accounting policies above for the impact of adoption.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 will be effective for us beginning January 1, 2025. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We do not expect adoption to materially affect our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for our annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. The amendments must be applied retrospectively, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.
2. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

Part II

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$111,718	$—	$—	$111,718
Money market funds	861,824	—	—	861,824
Commercial paper	150,464	1	(9)	150,456
Corporate bonds	8,307	—	(3)	8,304
Certificates of deposit	4,158	—	—	4,158
Total cash and cash equivalents	1,136,471	1	(12)	1,136,460
Marketable securities:
Corporate bonds	515,301	1,385	(474)	516,212
U.S. treasury securities	425,677	439	(763)	425,353
Commercial paper	260,205	191	(11)	260,385
Certificates of deposit	171,892	151	(22)	172,021
Non-U.S. government and supranational bonds	2,437	1	—	2,438
Total marketable securities	1,375,512	2,167	(1,270)	1,376,409
Total	$2,511,983	$2,168	$(1,282)	$2,512,869

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$220,583	$—	$—	$220,583
Money market funds	1,032,675	—	—	1,032,675
Commercial paper	106,312	—	(44)	106,268
Certificates of deposit	1,551	—	—	1,551
Corporate bonds	859	—	—	859
Total cash and cash equivalents	1,361,980	—	(44)	1,361,936
Marketable securities:
Corporate bonds	428,002	1,277	(1,322)	427,957
U.S. treasury securities	336,721	251	(616)	336,356
Commercial paper	200,963	212	(30)	201,145
Certificates of deposit	132,314	152	(9)	132,457
U.S. agency bonds	42,324	3	(77)	42,250
Non-U.S. government and supranational bonds	9,101	1	(119)	8,983
Total marketable securities	1,149,425	1,896	(2,173)	1,149,148
Total	$2,511,405	$1,896	$(2,217)	$2,511,084
Our allowance for credit losses for our marketable securities was not material as of December 31, 2024 and 2023.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2024
Due in one year or less	$1,040,147
Due after one to five years	336,262
Total	$1,376,409
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Part II
3. Fair value of financial instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$861,824	$—	$—	$861,824
Commercial paper	—	150,456	—	150,456
Corporate bonds	—	8,304	—	8,304
Certificates of deposit	—	4,158	—	4,158
Marketable securities:
Corporate bonds	—	516,212	—	516,212
U.S. treasury securities	425,353	—	—	425,353
Commercial paper	—	260,385	—	260,385
Certificates of deposit	—	172,021	—	172,021
Non-U.S. government and supranational bonds	—	2,438	—	2,438
Other assets:
Certificates of deposit	$—	$4,761	$—	$4,761

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,032,675	$—	$—	$1,032,675
Commercial paper	—	106,268	—	106,268
Certificates of deposit	—	1,551	—	1,551
Corporate bonds	—	859	—	859
Marketable securities:
Corporate bonds	—	427,957	—	427,957
U.S. treasury securities	336,356	—	—	336,356
Commercial paper	—	201,145	—	201,145
Certificates of deposit	—	132,457	—	132,457
U.S. agency bonds	—	42,250	—	42,250
Non-U.S. government and supranational bonds	—	8,983	—	8,983
Prepaid expenses and other current assets:
Certificates of deposit	—	2,542	—	2,542
Other assets:
Certificates of deposit	$—	$4,054	$—	$4,054
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Part II
4. Other balance sheet components
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$78,136	$64,326
Furniture and fixtures	22,630	21,077
Computer and network equipment	31,407	26,603
Total property and equipment	132,173	112,006
Less: accumulated depreciation	(89,746)	(90,116)
Construction in progress	3,197	10,335
Property and equipment, net	$45,624	$32,225
Depreciation expense was $13.9 million, $14.1 million and $21.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Accrued hosting expenses	$56,946	$53,262
Accrued compensation	52,717	48,924
Accrued legal expenses	47,599	12,081
Operating lease liabilities	34,425	35,666
Deferred revenue	23,387	15,283
Other accrued expenses	99,033	72,816
Accrued expenses and other current liabilities	$314,107	$238,032
5. Goodwill and intangible assets, net
Goodwill was unchanged for the years ended December 31, 2024 and 2023.

Part II
Intangible assets, net consists of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$39,907	$(31,065)	$8,842	4.9 years
Customer relationships	17,700	(16,666)	1,034	1.6 years
Total intangible assets, net	$57,607	$(47,731)	$9,876

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$39,907	$(24,246)	$15,661	4.9 years
Customer relationships	17,700	(16,126)	1,574	1.6 years
Total intangible assets, net	$57,607	$(40,372)	$17,235

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $7.4 million, $7.4 million, and $24.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated future amortization expense as of December 31, 2024, is as follows (in thousands):

Intangible Asset Amortization
2025	$5,464
2026	3,424
2027	476
2028	434
2029	78
Thereafter	—
Total	$9,876
6. Commitments and contingencies
As of December 31, 2024, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2025	$—	$41,288	$41,288
2026	—	38,328	38,328
2027	—	30,219	30,219
2028	—	24,059	24,059
2029	—	21,676	21,676
Thereafter	1,110,191	70,195	1,180,386
Total	$1,110,191	$225,765	$1,335,956
Purchase commitments
In April 2021, we entered into a new private pricing addendum with AWS, which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the

Part II
amount we spend and the required commitment amount. As of December 31, 2024, our remaining contractual commitment is $1,110.2 million. We expect to meet our remaining commitment.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2024. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2024.
7. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2025 and 2035. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease cost:
Operating lease cost	$41,031	$51,044	$66,022
Short-term lease cost	1,532	759	2,809
Total	$42,563	$51,803	$68,831
In April 2024, we entered into a sublease agreement with a term of May 2024 through December 2032. Sublease income for the year ended December 31, 2024 was not material.
The weighted-average remaining term of our operating leases was 6.6 years and 7.2 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 5.4% and 5.1% as of December 31, 2024 and 2023, respectively.

Part II
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2024, are as follows (in thousands):

Operating Leases
2025	$41,288
2026	38,328
2027	30,219
2028	24,059
2029	21,676
Thereafter	70,195
Total lease payments	225,765
Less imputed interest	(39,976)
Total operating lease liabilities	$185,789
Cash payments included in the measurement of our operating lease liabilities were $50.4 million, $61.8 million and $64.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, we have not entered into any material leases that have not yet commenced.
8. Stockholder's Equity
Equity incentive plan
In June 2009, our board of directors adopted and approved our 2009 Plan, which provides for the issuance of stock options, RSAs and RSUs to qualified employees, directors and consultants. Stock options granted under our 2009 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. RSUs granted under our 2009 Plan have a maximum life of seven years. No shares of our common stock were reserved for future issuance under our 2009 Plan as of December 31, 2024.
Our 2019 Plan became effective upon closing of our IPO and succeeds our 2009 Plan. Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant. 171,858,312 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2024.
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
Stock option activity
Stock option activity during the year ended December 31, 2024, was as follows (in thousands, except per share amounts):

Part II

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2023	13,043	$15.41	6.1	$282,197
Exercised	(2,643)	8.35
Forfeited	(10)	2.96
Outstanding as of December 31, 2024	10,390	$17.21	6.2	$122,472
Exercisable as of December 31, 2024	6,648	$15.67	5.4	$88,644

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $25.2 million, $28.4 million and $9.5 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $74.4 million, $70.2 million and $180.2 million, respectively.
Restricted stock unit and restricted stock award activity
RSU and RSA activity during the year ended December 31, 2024, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	45,099	$25.83
Granted	23,636	34.67
Released	(26,149)	28.54
Forfeited	(5,369)	27.28
Outstanding as of December 31, 2024	37,217	$29.33

Share-based compensation
Share-based compensation expense during the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$14,836	$11,117	$7,629
Research and development	497,442	422,964	324,161
Sales and marketing	122,149	96,798	99,467
General and administrative	131,368	116,981	65,866
Total share-based compensation	$765,795	$647,860	$497,123
We recognized income tax benefits on share-based compensation expense of $158.7 million for the year ended December 31, 2024, which are reflected in the provision for (benefit from) income taxes on our consolidated statements of operations. No income tax benefits were recognized for the years ended December 31, 2023 and December 31, 2022 due to the valuation allowance on our deferred tax assets.
As of December 31, 2024, we had $1,038.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 1.8 years.

Part II
Fair value of stock options
No stock options were granted during the years ended December 31, 2024 and 2023. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $11.79, which we estimated using the Black‑Scholes option-pricing model with the following assumptions:

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
Stock Repurchase
On February 2, 2023, our board of directors authorized a stock repurchase program of up to $500.0 million our Class A common stock, which we completed in the second quarter of 2023. Under the program, we repurchased and retired 21,215,663 shares of our Class A common stock for an aggregate purchase price of $500.0 million at an average price per share of $23.57.
On September 16, 2023, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock (the "September 2023 program"). During the year ended December 31, 2024, we repurchased and retired 15,894,701 shares of our Class A common stock for an aggregate purchase price of $500.0 million at an average price per share of $31.46 under the September 2023 program.
In November 2024, our board of directors authorized a new stock repurchase program of up to$2.0 billion of our Class A common stock (the "November 2024 program") and canceled the September 2023 program under which $500.0 million had remained available for repurchase. Under the November 2024 program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The November 2024 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the year ended December 31, 2024, we repurchased and retired 19,125,363 shares of our Class A common stock for an aggregate purchase price of $600.2 million at an average price per share of $31.38 under the September 2023 and November 2024 programs. As of December 31, 2024, $1,899.8 million remained available for repurchases under the November 2024 program.
9. Net income (loss) per share
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

Part II
conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) of Class B common stock does not assume the conversion of those shares to Class A common stock.
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,633,901	$228,205	$(30,937)	$(4,673)	$(83,110)	$(12,937)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	595,639	83,192	586,109	88,532	576,061	89,671
Basic net income (loss) per share	$2.74	$2.74	$(0.05)	$(0.05)	$(0.14)	$(0.14)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,633,901	$228,205	$(30,937)	$(4,673)	$(83,110)	$(12,937)
Reallocation of net income as a result of conversion of Class B to Class A common stock	228,205	—	—	—	—	—
Reallocation of net income to Class B common stock	—	(6,387)	—	—	—	—
Diluted net income (loss)	$1,862,106	$221,818	$(30,937)	$(4,673)	$(83,110)	$(12,937)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	595,639	83,192	586,109	88,532	576,061	89,671
Conversion of Class B to Class A common stock	83,192	—	—	—	—	—
Weighted average effect of dilutive potential common stock	19,545	—	—	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	698,376	83,192	586,109	88,532	576,061	89,671
Diluted net income (loss) per share	$2.67	$2.67	$(0.05)	$(0.05)	$(0.14)	$(0.14)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	—	14,463	17,405
Unvested restricted stock units and restricted stock awards	7,980	53,228	52,256
Total	7,980	67,691	69,661

Part II
10. Income taxes
The components of income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$317,169	$20,713	$29,108
Foreign	(29,564)	(37,153)	(115,052)
Income (loss) before provision for (benefit from) income taxes	$287,605	$(16,440)	$(85,944)
Provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$7,671	$7,833	$1,681
State	10,533	6,698	7,385
Foreign	7,729	6,477	4,381
Total current tax expense	25,933	21,008	13,447
Deferred:
Federal	(1,434,298)	6	(1,861)
State	(162,684)	3	(356)
Foreign	(3,452)	(1,847)	(1,127)
Total deferred tax expense (benefit)	(1,600,434)	(1,838)	(3,344)
Provision for (benefit from) income taxes	$(1,574,501)	$19,170	$10,103
The difference between income taxes computed at the statutory federal income tax rate and the provision for (benefit from) income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	$60,397	$(3,453)	$(18,048)
State income taxes, net of benefit	(120,204)	5,111	5,502
Foreign operations	12,007	17,721	29,855
Permanent book/tax differences	1,171	692	3,671
Share-based compensation	(23,019)	(18,925)	(20,663)
Change in valuation allowance	(1,421,323)	111,497	62,048
Tax credits	(83,587)	(93,887)	(52,319)
Other	57	414	57
Provision for (benefit from) income taxes	$(1,574,501)	$19,170	$10,103
The primary difference between our benefit from income taxes and the expected tax at the US federal statutory rate is the release of our valuation allowance on our U.S. federal and state, excluding California, deferred tax assets for the year ended December 31, 2024. The primary difference between our provision for income taxes and the expected tax at the US federal statutory rate is the full valuation allowance we have established on our federal, state and foreign net operating losses and credits and for the years ended December 31, 2023 and December 31, 2022. All periods presented include the effects of the capitalization and amortization of research and development expenses as required by the 2017 Tax Cuts and Jobs Act.

Part II
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$524,598	$751,273
Research tax credits	677,104	570,061
Reserves, accruals, and other	33,312	26,855
Lease obligation	41,493	44,676
Share-based compensation	33,793	30,146
Research capitalization and amortization	623,368	411,113
Total deferred tax assets	1,933,668	1,834,124
Less: valuation allowance	(322,070)	(1,821,027)
Deferred tax assets, net of valuation allowance	1,611,598	13,097
Deferred tax liabilities:
Depreciation and amortization	(6,394)	(7,467)
Prepaid expenses	(2,665)	(2,682)
Total deferred tax liabilities	(9,059)	(10,149)
Deferred tax assets (liabilities)	$1,602,539	$2,948
We regularly assess the need for a valuation allowance on our deferred tax assets. Based on our analysis of both positive and negative evidence, we concluded that it is more likely than not that our U.S. federal and state, excluding California, deferred tax assets will be realizable due to our demonstrated sustained profitability and continued forecasted income. We continue to maintain a valuation allowance on our California deferred tax assets due to uncertainty regarding realizability of these deferred tax assets. As a result of the valuation allowance release, we recognized a deferred tax benefit of $1,597.0 million for U.S. federal and state, excluding California, deferred tax assets for December 31, 2024. The decrease of $1,499.0 million in valuation allowance compared to December 31, 2023 was also primarily driven by the release.
Due to our history of losses, we believe it is more likely than not that our Irish deferred tax assets will not be realized as of December 31, 2024. Accordingly, we continue to maintain a valuation allowance on our Irish deferred tax assets.
As of December 31, 2024, we had federal, California and other state net operating loss carryforwards of $1,909.5 million, $554.3 million and $1,549.9 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2028 and 2025, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2024, we had $202.0 million and $7.3 million of Irish and Other Foreign net operating loss carryforwards, respectively, that can be carried forward indefinitely.
As of December 31, 2024, we had federal, California, and foreign research and development credit carryforwards of $603.8 million, $428.9 million and $1.8 million, respectively. If not utilized, our federal and foreign carryforwards will begin to expire in 2039 and 2043, respectively. Our California carryforwards do not expire.

Part II
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2022	$239,938
Increases for tax positions of prior years	3,736
Decreases for tax positions of prior years	(119)
Increases for tax positions of current year	44,377
Audit settlement	(37,027)
Balance as of December 31, 2023	$250,905
Increases for tax positions of prior years	6,545
Decreases for tax positions of prior years	(196)
Increases for tax positions of current year	56,819
Audit settlement	—
Balance as of December 31, 2024	$314,073
Recognizing the $314.1 million of gross unrecognized tax benefits we had as of December 31, 2024 would affect our effective tax rate by $178.3 million. The remaining $135.8 million of gross unrecognized tax benefits would be offset by the reversal of related deferred tax assets, which primarily are subject to a full valuation allowance. We do not expect our gross unrecognized tax benefits to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2024 and 2023.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdiction, the tax years open to examination include the years 2019 and forward.
11. Geographical information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. and Canada(1)	$2,739,887	$2,350,188	$2,264,640
Europe(2)	601,187	501,290	410,516
Rest of World	305,092	203,593	127,418
Total revenue	$3,646,166	$3,055,071	$2,802,574

(1)United States revenue was $2,612.1 million, $2,226.3 million and $2,144.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.

Part II
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2024	2023
United States	$74,623	$66,335
Ireland	24,201	18,658
Mexico	7,800	12,835
International(1)	24,867	26,516
Total property and equipment, net and operating lease right-of-use assets	$131,491	$124,344

(1)Other than the United States, Ireland and Mexico, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Part II
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Part II
Item 9B. Other information
During the last fiscal quarter, our directors and section 16 officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
(1)On November 20, 2024, Andrea Acosta, our Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) to sell, between February 24, 2025 and February 19, 2026, (a) up to 5,128 shares of our Class A common stock and (b) up to the net shares of our Class A common stock to be issued to Ms. Acosta after the satisfaction of applicable taxes following the vesting and settlement of 64,702 RSUs.
(2)On December 4, 2024, Julia Brau Donnelly, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between March 7, 2025 and March 2, 2026, up to the net shares of our Class A common stock to be issued to Ms. Donnelly after the satisfaction of applicable taxes following the vesting and settlement of 317,154 RSUs.
(3)On December 12, 2024, Matthew Madrigal, our Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between March 17, 2025 and September 12, 2025, (a) up to 40,000 shares of our Class A common stock and (b) up to the net shares of our Class A common stock to be issued to Mr. Madrigal after the satisfaction of applicable taxes following the vesting and settlement of 108,330 RSUs.
(4)On December 13, 2024, Benjamin Silbermann, our Co-Founder and Non-Executive Chair of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between March 19, 2025 and April 9, 2026, up to 4,000,000 shares of our Class A common stock.
(5)On December 13, 2024, SFTC LLC adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between March 19, 2025 and April 9, 2026, up to 900,000 shares of our Class A common stock. SFTC LLC is owned by The Silbermann 2012 Irrevocable Trust, the beneficiaries of which include certain of Mr. Silbermann's immediate family members. Mr. Silbermann is deemed not to be a beneficial owner of the shares held by the SFTC LLC.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference to the sections titled “Election of directors”, “Corporate governance”, "Executive officers," “Executive compensation” and, as applicable, "Delinquent section 16(a) reports" that will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2024 (the "2025 Proxy Statement").
Item 11. Executive compensation
The information required by this item is incorporated by reference to the sections titled “Executive compensation” and "Director compensation" that will be included in our 2025 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference to the sections titled “Security ownership of certain beneficial owners and management” and "equity compensation plan information" that will be included in our 2025 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the sections titled “Election of directors” and “Other matters” that will be included in our 2025 Proxy Statement.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the section titled “Audit matters” that will be included in our 2025 Proxy Statement.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.2	April 23, 2019
3.2	Certificate of Change of Registered Agent.	8-K	001-38872	3.1	November 19, 2024
3.3*	Amended and Restated Bylaws of the Company.
4.1	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
4.2	Form of Indenture.	10-K	001-38872	4.3	February 3, 2022
10.1+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1/A	333-230458	10.1	April 8, 2019
10.2+	Form of Executive Severance & Change in Control Agreement (CEO).	S-1/A	333-230458	10.14	April 8, 2019
10.3+	Form of Amended and Restated Executive Severance & Change in Control Agreement (Non-CEO).	10-K	001-38872	10.3	February 3, 2022
10.4+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.5+	Pinterest, Inc. 2009 Stock Plan, as amended.	S-1	333-230458	10.7	March 22, 2019
10.6+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement by and between the Company and Benjamin Silbermann, dated as of April 25, 2013.	S-1	333-230458	10.8	March 22, 2019
10.7+	Form of Pinterest, Inc. 2009 Stock Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	S-1	333-230458	10.9	March 22, 2019
10.8+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.9+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.10+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.11+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.12+	Non-Employee Director Compensation Policy.	10-Q	001-38872	10.1	April 30, 2024
10.13+	Pinterest, Inc. 2009 Stock Plan Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-230999	4.3	April 23, 2019
10.14+	Consulting Agreement dated October 13th, 2021 and effective October 15, 2021, Evan Sharp.	10-Q	001-38872	10.2	November 4, 2021
10.15+	Offer Letter, dated June 22, 2022, between Pinterest, Inc. and William Ready.	8-K	001-38872	10.1	June 28, 2022
10.16+	Executive Severance and Change in Control Agreement, dated June 23, 2022 between Pinterest, Inc. and William Ready.	8-K	001-38872	10.2	June 28, 2022
10.17+	Transition Letter, dated June 22, 2022 between Pinterest, Inc. and Ben Silbermann.	8-K	001-38872	10.3	June 28, 2022
10.18+	Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of June 29, 2022.	10-Q	001-38872	10.4	August 1, 2022
10.19+	Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Award Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of August 31, 2022.	10-Q	001-38872	10.1	October 27, 2022
10.20+	Offer Letter, dated November 14, 2022, between Pinterest, Inc. and Wanji Walcott.	10-K	001-38872	10.25	February 6, 2023
10.21+	Offer Letter, dated May 24, 2023, between Pinterest, Inc. and Julia Brau Donnelly.	8-K	001-38872	10.1	May 30, 2023
10.22+	Pinterest, Inc. Severance Plan for Certain Employees.	10-Q	001-38872	10.1	October 30, 2023
10.23	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 25, 2022.	10-Q	001-38872	10.2	October 27, 2022
10.24	First Amendment to Revolving Credit and Guaranty Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 19, 2023.	10-Q	001-38872	10.2	October 30, 2023
10.25	Cooperation Agreement, dated December 6, 2022, by and among Elliott Associates, L.P., Elliott International L.P. and Pinterest, Inc.	8-K	001-38872	10.1	December 6, 2022
10.26+*	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement.
10.27+*	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement (rTSR).
10.28+*	Offer Letter, dated May 17, 2024, between Pinterest, Inc. and Matthew Madrigal.
19.1*	Pinterest, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of Pinterest, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Pinterest, Inc. Clawback Policy.	10-K	001-38872	97.1	February 8, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith
Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 6, 2025	By:	/s/ Julia Brau Donnelly
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

Power of attorney

Name	Title	Date

/s/ William Ready	Chief Executive Officer (Principal Executive Officer)	February 6, 2025
William Ready

/s/ Chip Bergh	Director	February 6, 2025
Chip Bergh

/s/ Salaam Coleman Smith	Director	February 6, 2025
Salaam Coleman Smith

/s/ Leslie J. Kilgore	Director	February 6, 2025
Leslie J. Kilgore

/s/ Jeremy S. Levine	Director	February 6, 2025
Jeremy S. Levine

/s/ Gokul Rajaram	Director	February 6, 2025
Gokul Rajaram

/s/ Fredric G. Reynolds	Director	February 6, 2025
Fredric G. Reynolds

/s/ Scott Schenkel	Director	February 6, 2025
Scott Schenkel

/s/ Benjamin Silbermann	Director	February 6, 2025
Benjamin Silbermann

/s/ Marc Steinberg	Director	February 6, 2025
Marc Steinberg

/s/ Andrea Wishom	Director	February 6, 2025
Andrea Wishom

/s/ Julia Brau Donnelly	Chief Financial Officer (Principal Financial Officer)	February 6, 2025
Julia Brau Donnelly

/s/ Andrea Acosta	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2025
Andrea Acosta

