Form 10-Q
period 2025-03-31
PINTEREST, INC.
filed 2025-05-08
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 2, 2025, there were 594,233,850 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 82,391,999 shares of the Registrant’s Class B common stock outstanding.

PINTEREST, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial assumptions, risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believe,” “estimate,” “expect,” “may,” “will,” “can,” “could,” “would,” “might,” “continue,” “intend,” “plan,” “forecast,” “strategy,” “projection,” “goal,” “trends,” “project,” “target,” “anticipate,” “potential” or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, outcomes, performance or achievements, or industry results, to differ materially from historical or future results, outcomes, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
•general economic uncertainty in global markets and a worsening of global economic conditions or low levels of economic growth, including inflation, tariffs and related retaliatory actions and other trade protection measures, stress in the banking industry, foreign exchange fluctuations and supply-chain issues;
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
•our dependence on and ability to maintain and enhance a strong brand and reputation; and

•our ability to effectively develop and use of artificial intelligence and machine learning technologies in our products and services.
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
•the inherent challenges of measurements related to user metrics and other estimates;
•our ability to obtain additional financing, if needed, and any default on our credit obligations;
•greater than anticipated tax liabilities;
•limitations in our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes;

•adverse global economic and financial conditions; and
•the possibility we will not fully consummate our stock repurchase program.
Our Common Stock. The rights, restrictions, and structure of, and actions that we may take that impact our common stock, including:
•the dual class structure of our common stock and its potential impact on the market price of our Class A common stock;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,252,310	$1,136,460
Marketable securities	1,362,913	1,376,409
Accounts receivable, net	709,994	893,403
Prepaid expenses and other current assets	77,041	78,435
Total current assets	3,402,258	3,484,707
Property and equipment, net	51,232	45,624
Operating lease right-of-use assets	79,475	85,867
Goodwill and intangible assets, net	110,228	110,103
Deferred tax assets	1,624,944	1,602,539
Other assets	14,559	13,820
Total assets	$5,282,696	$5,342,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,691	$84,026
Accrued expenses and other current liabilities	307,708	314,107
Total current liabilities	404,399	398,133
Operating lease liabilities	143,956	151,364
Other liabilities	45,872	42,009
Total liabilities	594,227	591,506
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 593,694 and 593,462 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 82,494 and 82,471 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	4,966,164	5,039,439
Accumulated other comprehensive income (loss)	1,538	(130)
Accumulated deficit	(279,240)	(288,162)
Total stockholders’ equity	4,688,469	4,751,154
Total liabilities and stockholders’ equity	$5,282,696	$5,342,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$854,988	$739,983
Costs and expenses:
Cost of revenue	199,270	181,091
Research and development	331,665	280,275
Sales and marketing	253,920	226,289
General and administrative	105,610	106,744
Total costs and expenses	890,465	794,399
Loss from operations	(35,477)	(54,416)
Interest income (expense), net	27,293	31,266
Other income (expense), net	4,519	(4,526)
Loss before benefit from income taxes	(3,665)	(27,676)
Benefit from income taxes	(12,587)	(2,864)
Net income (loss)	$8,922	$(24,812)
Net income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)
Weighted-average shares used in computing net income (loss) per share:
Basic	676,523	678,819
Diluted	689,358	678,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8,922	$(24,812)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	1,142	(1,421)
Change in foreign currency translation adjustment	526	(181)
Comprehensive income (loss)	$10,590	$(26,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	3,417	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(93,754)	—	—	(93,754)
Issuance of common stock for cash upon exercise of stock options, net	1,836	—	8,053	—	—	8,053
Repurchases of Class A common stock	(4,998)	—	(175,000)	—	—	(175,000)
Share-based compensation	—	—	187,426	—	—	187,426
Other comprehensive income	—	—	—	1,668	—	1,668
Net income	—	—	—	—	8,922	8,922
Balance as of March 31, 2025	676,188	$7	$4,966,164	$1,538	$(279,240)	$4,688,469

	Three Months Ended March 31, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units, net	3,179	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(99,708)	—	—	(99,708)
Issuance of common stock for cash upon exercise of stock options, net	1,384	—	16,811	—	—	16,811
Share-based compensation	—	—	162,473	—	—	162,473
Other comprehensive loss	—	—	—	(1,602)	—	(1,602)
Net loss	—	—	—	—	(24,812)	(24,812)
Balance as of March 31, 2024	682,581	$7	$5,321,530	$(2,615)	$(2,175,080)	$3,143,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$8,922	$(24,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,848	4,861
Share-based compensation	187,426	162,473
Deferred income taxes	(22,074)	330
Net amortization of investment premium and discount	(5,408)	(6,788)
Other	760	(2,690)
Changes in assets and liabilities:
Accounts receivable	185,081	201,188
Prepaid expenses and other assets	961	(10,615)
Operating lease right-of-use assets	7,222	8,727
Accounts payable	13,036	4,639
Accrued expenses and other liabilities	(10,402)	29,728
Operating lease liabilities	(7,666)	(10,895)
Net cash provided by operating activities	363,706	356,146
Investing activities
Purchases of property and equipment	(7,289)	(12,113)
Purchases of marketable securities	(415,336)	(336,522)
Sales of marketable securities	2,350	2,999
Maturities of marketable securities	432,224	342,517
Net cash provided by (used in) investing activities	11,949	(3,119)
Financing activities
Proceeds from exercise of stock options, net	8,053	16,756
Repurchases of Class A common stock	(175,000)	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(93,754)	(99,708)
Net cash used in financing activities	(260,701)	(82,952)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	902	(709)
Net increase in cash, cash equivalents and restricted cash	115,856	269,366
Cash, cash equivalents and restricted cash, beginning of period	1,141,221	1,368,532
Cash, cash equivalents and restricted cash, end of period	$1,257,077	$1,637,898
Supplemental cash flow information
Cash paid for income taxes, net	$8,796	$1,594
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$192	$2,057

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,252,310	$1,632,149
Restricted cash included in prepaid expenses and other current assets	—	1,695
Restricted cash included in other assets	4,767	4,054
Total cash, cash equivalents and restricted cash	$1,257,077	$1,637,898

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
The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.
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
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit or loss, and all costs and expenses categories on our consolidated statements of operations, as well as share-based compensation expense, are significant. Refer to Note 4 for additional information about our share-based compensation expense. Our other segment items include interest income (expense), net, other income (expense), net and benefit from income taxes on our condensed consolidated statements of operations.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024 except for an update to our share-based compensation policy as described below.
Share-Based Compensation
Restricted stock units ("RSUs"), restricted stock awards ("RSAs") and stock options granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are generally subject only to a service condition. We also grant awards subject to performance or market conditions to certain executives from time to time. We record share-based compensation expense over the requisite service period of two to four years on a straight-line basis for awards subject only to a service condition and on a graded-vesting basis for awards subject to performance or market conditions. We account for forfeitures as they occur.
We measure RSUs and RSAs based on the fair market value of our common stock on the grant date, stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model and awards with a market condition using a Monte Carlo simulation valuation model.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$941,709	$—	$—	$941,709
Commercial paper	—	184,900	—	184,900
Corporate bonds	—	6,460	—	6,460
Marketable securities:
Corporate bonds	—	651,210	—	651,210
U.S. treasury securities	316,044	—	—	316,044
Commercial paper	—	216,027	—	216,027
Certificates of deposit	—	179,632	—	179,632
Other assets:
Certificates of deposit	$—	$4,767	$—	$4,767

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$861,824	$—	$—	$861,824
Commercial paper	—	150,456	—	150,456
Corporate bonds	—	8,304	—	8,304
Certificates of deposit	—	4,158	—	4,158
Marketable securities:
Corporate bonds	—	516,212	—	516,212
U.S. treasury securities	425,353	—	—	425,353
Commercial paper	—	260,385	—	260,385
Certificates of deposit	—	172,021	—	172,021
Non-U.S. government and supranational bonds	—	2,438	—	2,438
Other assets:
Certificates of deposit	$—	$4,761	$—	$4,761
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of March 31, 2025 and December 31, 2024. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2025 and December 31, 2024.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2025
Due in one year or less	$929,471
Due after one to five years	433,442
Total	$1,362,913
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of March 31, 2025, our remaining contractual commitment is $939.2 million. We expect to meet our remaining commitment.
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
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 206,706,516 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2025.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the three months ended March 31, 2025, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2024	10,390	$17.21	6.2	$122,472
Exercised	(1,836)	4.42
Outstanding as of March 31, 2025	8,554	$19.96	7.2	$94,427
Exercisable as of March 31, 2025	5,346	$19.96	7.2	$59,017

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the three months ended March 31, 2025 and 2024, was $6.3 million and $6.3 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $46.7 million and $33.9 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2025, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	37,217	$29.33
Granted	3,268	34.11
Released	(6,332)	29.57
Forfeited	(1,961)	28.54
Outstanding as of March 31, 2025	32,192	$29.82

During the three months ended March 31, 2025, we granted 572,884 RSUs that vest subject to continued service and a market condition under which the number of RSUs that vest will range from 0% to 200% of the number granted based on our total stockholder return relative to the returns of the companies in the Nasdaq CTA Internet Index over a three-year performance period from January 1, 2025 to December 31, 2027. The weighted-average grant-date fair value of these RSUs was $49.99, which we estimated using a Monte Carlo simulation model with the following assumptions:

Three Months Ended March 31, 2025
Expected term (in years)	3.0
Risk-free interest rate	4.3%
Expected volatility	57.3%

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$4,072	$2,948
Research and development	119,482	102,355
Sales and marketing	30,331	24,989
General and administrative	33,541	32,181
Total share-based compensation	$187,426	$162,473
We recognized income tax benefits on share-based compensation expense of $38.3 million for the three months ended March 31, 2025, reflected in benefit from income taxes on our condensed consolidated statements of operations. No income tax benefits were recognized for the three months ended March 31, 2024 due to the valuation allowance on our deferred tax assets.
As of March 31, 2025, we had $904.3 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 1.8 years.
Stock Repurchase
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three months ended March 31, 2025, we repurchased and retired 4,997,892 shares of our Class A common stock for an aggregate purchase price of $175.0 million at an average price per share of $35.01. As of March 31, 2025, $1,724.8 million remained available for repurchases under the stock repurchase program.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$7,830	$1,092	$(21,725)	$(3,087)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	593,722	82,801	594,353	84,466
Basic net income (loss) per share	$0.01	$0.01	$(0.04)	$(0.04)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$7,830	$1,092	$(21,725)	$(3,087)
Reallocation of net income as a result of conversion of Class B to Class A common stock	1,092	—	—	—
Reallocation of net income to Class B common stock	—	(20)	—	—
Diluted net income (loss)	$8,922	$1,072	$(21,725)	$(3,087)
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	593,722	82,801	594,353	84,466
Conversion of Class B to Class A common stock	82,801	—	—	—
Weighted average effect of dilutive potential common stock	12,835	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	689,358	82,801	594,353	84,466
Diluted net income (loss) per share	$0.01	$0.01	$(0.04)	$(0.04)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the three months ended March 31, 2024 because we reported a net loss. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	—	12,397
Unvested restricted stock units and restricted stock awards	11,875	43,486
Total	11,875	55,883
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2025, the primary difference between our effective tax rate and the federal statutory rate was excess tax benefits from share-based compensation. For the three months ended March 31, 2024, the primary difference was the full valuation allowance we had on our federal, state and foreign net operating losses and credits. Income taxes were not material for the three months ended March 31, 2025 and 2024.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2020 and forward.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
U.S. and Canada(1)	$632,134	$546,584
Europe(2)	147,176	124,042
Rest of World	75,678	69,357
Total revenue	$854,988	$739,983

(1)United States revenue was $604.5 million and $522.6 million for the three months ended March 31, 2025 and 2024, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Our total deferred revenue was $34.9 million and $23.4 million as of March 31, 2025 and December 31, 2024, respectively.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2025	2024
United States	$75,907	$74,623
Ireland	23,647	24,201
International(1)	31,153	32,667
Total property and equipment, net and operating lease right-of-use assets	$130,707	$131,491

(1)Other than the United States and Ireland, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
8. Subsequent Events
Equity Grants
In April 2025, we granted 22,847,128 RSUs with an aggregate grant-date fair value of $639.5 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 2.9 years.
Charitable Contributions
In May 2025, we issued 500,000 shares of our Class A common stock reserved for charitable purposes to our donor advised fund and will record non-cash charitable contribution expense of $13.5 million for the second quarter of 2025.

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
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2025 are as follows:
•Revenue was $855.0 million, an increase of 16% on a reported basis and 17% on a constant currency basis compared to the three months ended March 31, 2024.
•Monthly active users ("MAUs") were 570 million, an increase of 10% compared to March 31, 2024.
•Share-based compensation expense was $187.4 million, an increase of $25.0 million compared to the three months ended March 31, 2024.
•Loss from operations was $35.5 million, a decrease of $18.9 million compared to the three months ended March 31, 2024.
•Net income was $8.9 million and Adjusted EBITDA was $171.6 million.
•Net cash provided by operating activities was $363.7 million and free cash flow was $356.4 million.
•Cash, cash equivalents and marketable securities was $2,615.2 million.
•Headcount was 4,778.

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

As of March 31, 2025, global MAUs increased compared to March 31, 2024 primarily due to our ongoing investments in relevance and personalization.
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
Quarterly Average Revenue per User

For the three months ended March 31, 2025, global ARPU was $1.52, which represents an increase of 5% compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, U.S. and Canada ARPU was $6.54, an increase of 8%, Europe ARPU was $1.00, an increase of 17%, and Rest of World ARPU was $0.14, an increase of 29% compared to the three months ended March 31, 2024.
We use MAUs and ARPU to assess the growth and health of the overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.

Non-GAAP Financial Measure
To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we consider certain non-GAAP financial measures, as described below.
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

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8,922	$(24,812)
Depreciation and amortization	5,848	4,861
Share-based compensation	187,426	162,473
Payroll tax expense related to share-based compensation (1)	13,852	13,171
Interest (income) expense, net	(27,293)	(31,266)
Other (income) expense, net	(4,519)	4,526
Benefit from income taxes	(12,587)	(2,864)
Adjusted EBITDA	$171,649	$126,089

(1)We began excluding payroll tax expense related to share-based compensation from Adjusted EBITDA in the fourth quarter of 2024 because these taxes are variable due to our stock price and other factors outside our control and therefore are not reflective of our ongoing business operations or the underlying trends in our business. Accordingly, although payroll tax expense related to share-based compensation is a cash expense that we will continue to incur in the future, we believe excluding this expense provides investors with a better understanding of the performance of our core business and serves as a tool for investors to use in comparing our core business operating results over multiple periods with other companies in our industry. Prior period amounts have been restated to conform to this presentation.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2025	2024	As Reported	Constant Currency(1)
Revenue	$854,988	$739,983	16%	17%

(1)On a constant currency basis, revenue for the three months ended March 31, 2025 was $865.1 million due to a $10.1 million unfavorable impact of changes in foreign exchange rates.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of free cash flow
Net cash provided by operating activities	$363,706	$356,146
Less:
Purchases of property and equipment	(7,289)	(12,113)
Free cash flow	$356,417	$344,033

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$854,988	$739,983
Costs and expenses(1):
Cost of revenue	199,270	181,091
Research and development	331,665	280,275
Sales and marketing	253,920	226,289
General and administrative	105,610	106,744
Total costs and expenses	890,465	794,399
Loss from operations	(35,477)	(54,416)
Interest income (expense), net	27,293	31,266
Other income (expense), net	4,519	(4,526)
Loss before benefit from income taxes	(3,665)	(27,676)
Benefit from income taxes	(12,587)	(2,864)
Net income (loss)	$8,922	$(24,812)
Adjusted EBITDA(2)	$171,649	$126,089

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$4,072	$2,948
Research and development	119,482	102,355
Sales and marketing	30,331	24,989
General and administrative	33,541	32,181
Total share-based compensation	$187,426	$162,473
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	23	24
Research and development	39	38
Sales and marketing	30	31
General and administrative	12	14
Total costs and expenses	104	107
Loss from operations	(4)	(7)
Interest income (expense), net	3	4
Other income (expense), net	1	(1)
Loss before benefit from income taxes	—	(4)
Benefit from income taxes	(1)	—
Net income (loss)	1%	(3)%
Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Revenue	$854,988	$739,983	16%
Revenue for the three months ended March 31, 2025 increased by $115.0 million compared to the three months ended March 31, 2024 primarily due to growth from our awareness and conversion objectives. Revenue on a constant currency basis increased by 17% compared to the three months ended March 31, 2024. Revenue growth was primarily driven by a 5% increase in ARPU supported by a 10% increase in average MAUs. The number of advertisements served increased by 49% while the price of advertisements decreased by 22% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Revenue based on our estimate of the geographic location of our users increased by 12% in U.S. and Canada to $663.5 million, Europe revenue increased by 24% to $146.7 million, and Rest of World revenue increased by 49% to $44.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cost of Revenue

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Cost of revenue	$199,270	$181,091	10%
Percentage of revenue	23%	24%
Cost of revenue for the three months ended March 31, 2025 increased by $18.2 million compared to the three months ended March 31, 2024 primarily due to increased users and engagement.

Research and Development

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Research and development	$331,665	$280,275	18%
Percentage of revenue	39%	38%
Research and development for the three months ended March 31, 2025 increased by $51.4 million compared to the three months ended March 31, 2024. The increase was primarily due to a 22% increase in personnel expenses due to higher headcount and a $17.1 million increase in share-based compensation expense.
Sales and Marketing

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Sales and marketing	$253,920	$226,289	12%
Percentage of revenue	30%	31%
Sales and marketing for the three months ended March 31, 2025 increased by $27.6 million compared to the three months ended March 31, 2024. The increase was primarily due to a $8.4 million increase in marketing expenses and a 9% increase in personnel expenses due to higher headcount.
General and Administrative

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
General and administrative	$105,610	$106,744	(1)%
Percentage of revenue	12%	14%
General and administrative for the three months ended March 31, 2025 decreased by $1.1 million compared to the three months ended March 31, 2024. The decrease was primarily due to a $7.9 million decrease in outsourced services costs, offset by a 10% increase in personnel expenses due to higher headcount.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Interest income (expense), net	$27,293	$31,266	(13)%
Other income (expense), net	4,519	(4,526)	(200)%
Interest and other income (expense), net	$31,812	$26,740	19%
Interest and other income (expense), net for the three months ended March 31, 2025 increased by $5.1 million compared to the three months ended March 31, 2024. The increase was primarily due to higher foreign currency exchange gains offset by lower returns on our cash equivalents and marketable securities as a result of lower interest rates.

Benefit from income taxes

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Benefit from income taxes	$(12,587)	$(2,864)	339%
Benefit from income taxes was primarily due to excess tax benefits from share-based compensation for the three months ended March 31, 2025, and due to losses generated in U.S. federal, state and certain foreign jurisdictions for the three months ended March 31, 2024.
Net income and Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024	% change

	(in thousands)
Net income (loss)	$8,922	$(24,812)	136%
Adjusted EBITDA	$171,649	$126,089	36%
Net income for the three months ended March 31, 2025 was $8.9 million compared to net loss of $24.8 million for the three months ended March 31, 2024, and Adjusted EBITDA was $171.6 million for the three months ended March 31, 2025 compared to $126.1 million for the three months ended March 31, 2024, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of March 31, 2025, we had $2,615.2 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2025, $176.6 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of March 31, 2025. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of March 31, 2025.
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
There have been no material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2024.
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three months ended March 31, 2025, we repurchased and retired 4,997,892 shares of our Class A common stock for an aggregate purchase price of $175.0 million at an average price per share of $35.01. As of March 31, 2025, $1,724.8 million remained available for repurchases under the stock repurchase program.
For the three months ended March 31, 2025 and 2024, our net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$363,706	$356,146
Investing activities	$11,949	$(3,119)
Financing activities	$(260,701)	$(82,952)
Free cash flow (1)	$356,417	$344,033

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $7.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in our net income as adjusted for certain non-cash items offset by a decrease in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash provided by (used in) investing activities increased by $15.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in maturities of marketable securities offset by an increase in purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $177.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in repurchases of our Class A common stock.
Free cash flow
Free cash flow increased $12.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Revenue Recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis, views an ad contracted on a CPM or CPD basis or views a video ad contracted on a CPV basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM, CPV or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2025.
Interest Rate Risk
As of March 31, 2025, we held cash, cash equivalents and marketable securities of $2,615.2 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.8 million and $8.5 million as of March 31, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making an investment decision with respect to our Class A common stock. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The occurrence of any of the following risks and uncertainties could in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, prospects, reputation, revenue, financial results, financial condition, cash flows, liquidity and stock price. It is not possible to predict or identify all such risks and uncertainties; our business could also be affected by risks and uncertainties that are not presently known to us or that we currently believe are immaterial. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
As is common in our industry, most of our advertisers do not have long-term advertising commitments with us. Many of our advertisers spend a relatively small portion of their overall advertising budget with us. To increase the number of advertisers and increase the portion of the advertising budget that our existing advertisers spend with us, we must invest in new tools and technology and/or expand our sales force, and there can be no assurance that those efforts will be successful. The insights on user behavior we provide to advertisers may not yield effective results for the advertisers and as a result, they may reduce or stop their spend on our platform. In addition, unless we improve existing and develop new measurement tools that better showcase our platform’s effectiveness, some advertisers may view our products or platform as experimental and may devote less advertising spend on our platform. In addition, many advertisers do not have advertising creative content in a format that would be successful on our platform and may be unable or unwilling to devote the technical or financial resources required to develop content for our platform. Further, we may not always be able to develop tools that effectively and efficiently meet the needs of advertisers. Advertisers will not do business with us if they do not believe that advertisements on our platform are effective in meeting their campaign goals, if we cannot measure the effectiveness of our advertising products or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.
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
Our advertising revenue could be harmed by many other factors, including, but not limited to:
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
•the macroeconomic conditions and the status of the advertising industry, such as fear of recession, inflation, the impact of tariffs and related retaliatory actions and other trade protection measures, supply chain issues, and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
•restrictions placed on, or the relevance of, ads outside of the United States;
•adverse publicity, whether or not accurate, relating to us or to social media platforms in general (including those relating to data security and protection and artificial intelligence), may tarnish our reputation and erode advertisers’ confidence in our platform;
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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service as part of changes that we have implemented or may implement in the future, whether required or voluntarily, in connection with, for example, the General Data Protection Regulation ("GDPR"), the Digital Services Act ("DSA"), the California Consumer Privacy Act ("CCPA"), and other international and U.S. federal and state privacy, youth and social media laws, among others;
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
•there are macro level conditions that are beyond our control; or
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q occur.
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
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We may also be subject to legal or regulatory scrutiny of the content we remove from our platform. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and remove from our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other social media platforms, such as the allegations of the impact of social media on the mental health of users, may impact user engagement and advertising spending on our platform. Any of these factors could decrease our user growth, retention or engagement.
We regularly monitor how our advertising affects users’ experiences in our effort to avoid delivering too many advertisements or irrelevant advertisements to users, and will, from time to time, change the number of advertisements or eliminate certain types of advertisements to maintain users’ satisfaction in the service. Further, advertisements may be placed near content that may not be relevant or inspiring, which can deter advertisers from using our platform.
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
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Facebook, Instagram and Threads), Google (including YouTube), Snap, Reddit, TikTok and X, which provide their users with a variety of online products, services, content (including video), and other offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Several of these competitors have longer operating histories, significantly greater financial, technical, research, marketing and other resources and larger user bases than we do. Several of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
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

Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions. As the advertising market generates and develops new concepts and technologies, we may incur additional costs to implement more effective products and tools. We may introduce changes to our existing ad products or develop and introduce new and unproven ad products with which we have little or no prior experience. For example, as we execute on our business strategy of transitioning to provide full funnel advertising solutions there is no guarantee that the lower funnel performance advertising solutions that we have developed and that we may develop in the future will be attractive to or effective for advertisers or that we will otherwise be successful in executing on this strategy. Each of these could result in unintended outcomes or results that are not well received by advertisers. In addition, if new or enhanced ad products fail to attract or retain advertisers, we may fail to generate sufficient revenue. Further, continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
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
•import and export controls and restrictions and changes in trade regulations, including sanctions, increased or new tariffs and related retaliatory actions or other trade protection measures;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•compliance with laws governing supply chains and related business operations;
•compliance with environmental, social and governance (ESG) laws and with GDPR and similar data privacy and data protection laws;
•compliance with laws such as those relating to online safety, intermediary liability or content moderation (such as laws restricting advertising or to protect teens), or that might require us to provide user information, including confidential information, to local authorities or add significant requirements that make it difficult to operate in that jurisdiction;
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
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and platform in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of investors and may subject us to legal or regulatory scrutiny. Any longer-term benefits may not materialize within the time frame we expect or at all.
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
We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful. From time to time, we introduce new products or updates to existing products that require users to agree to new terms of service that users may not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of social media platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as past boycotts of Facebook and X by some advertisers or allegations of the impact of social media on the mental health of users.
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union's Artificial Intelligence Act (“EU AI Act”) came into effect in August 2024 and gives companies one to three years to comply with its various requirements which are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect or use information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple's Intelligent Tracking Prevention (“ITP”) feature in its Safari browser blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Further, Apple implemented certain changes, including an AppTrackingTransparency framework that limits the ability of mobile applications to obtain access to an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area ("EEA") and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the EEA, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, which Pinterest has applied to join, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer UK and EEA user personal data outside of the EEA. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk, compliance costs and potential fines for us and our third-party partners.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class-action litigation or mass arbitration demands.
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. Our systems may not be adequately designed to avoid performance delays or outages. We have gaps in our ability to deploy changes safely to the site, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content and advertiser base, sophistication of our machine learning models and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. We may be unable to effectively scale and grow our technology infrastructure to accommodate these increased demands or to achieve our business objectives. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, or malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all.
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
Further, our ongoing efforts to implement terms of the settlement agreement with respect to certain derivative lawsuits and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, if efforts around diversity, equity and inclusion are perceived as insufficient or overdone, we may not be able to attract and retain talent, we may be subject to public scrutiny, investigations, litigation and regulatory and other proceedings and our brand and reputation and stock price may be harmed.
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

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA"), the fair-use doctrine in the United States, the EU E-Commerce Directive, the EU AI Act and the DSA. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. For example, the CDA has been amended by Congress and interpreted by courts in ways that have narrowed its applicability. If the statutory regimes are amended or repealed, if the rules around these doctrines change, if international jurisdictions refuse to apply similar protections to the US, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices or operations.
Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content, distributing targeted content and/or advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our potential liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.
We may also receive statutory or regulatory scrutiny for our policies governing content and advertising on our platform. Responding to such scrutiny could require significant resources and any required changes to our operations may result in retention issues of our users.
We are also subject to fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, certain countries have implemented regulations that authorize fines or provide for throttling or blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. There can be no assurance that our tools or policies for certain removal obligations or any new tools or policies we develop will be sufficient to maintain compliance with these regulations.
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
From time to time, we receive letters from patent and trademark holders alleging that some of our products infringe their patent and trademark rights. Our technologies may not be able to withstand such third-party claims and/or use of those technologies may be temporarily or permanently enjoined as a result of such third-party claims. We also receive letters from copyright and trademark owners alleging that content on Pinterest infringes their intellectual property rights, including take-down requests. The content on Pinterest, including the content that users save on our service, likewise may not be able to withstand such third-party claims.
With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices alleged or found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses or may not be available to us at all and may require us to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished.
We rely, and expect to continue to rely, on a combination of confidentiality, invention assignment and license agreements with our employees, consultants and other third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property in the United States and other countries, and we currently hold issued patents and trademark registrations in multiple jurisdictions. However, there can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. There can be no assurance that each of our trademark registration applications will result in the issuance of a trademark registration or that each resulting trademark registration will be able to be maintained. In the future we may acquire additional patents or patent portfolios, license patents from third parties or agree to license the use of our patents to third parties, which could require significant cash expenditures. Additionally, our current and future patents, trademarks and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net income (losses) of $8.9 million and $(24.8) million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $(279.2) million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
•fluctuations in spending by our advertisers and platform usage and engagement by users due to macroeconomic conditions, such as the stress in the banking industry, inflation or new or increased tariffs and related retaliatory actions or other trade protection measures;
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
In addition, some of our user demographic data may be incomplete or inaccurate. For example, because users self-report their date of birth, our age-demographic data may differ from users’ actual ages. In addition, our data regarding the geographic location of users and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. For example, if a user uses a proxy server or if there are other data limitations, we may not be able to accurately reflect the user's actual location. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.5% of the voting power of our outstanding capital stock as of March 31, 2025. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
•macroeconomic events that are beyond our control, including tariffs and related retaliatory actions and other trade protection measures; and
•general economic conditions and slow or negative growth of our markets.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have shares of Class A common stock that may be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of March 31, 2025, we had 5,824,382,575 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

January 1 - January 31, 2025	32,254	$30.53	—	1,899,801,819
February 1 - February 28, 2025	2,748,536	$36.75	2,748,536	1,798,796,938
March 1 - March 31, 2025	2,249,356	$32.90	2,249,356	1,724,801,819
Total	5,030,146		4,997,892

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases.
(3)In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Refer to Note 4 to our condensed consolidated financial statements for further information on our stock repurchase program.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or section 16 officers entered into or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement (rTSR), effective February 26, 2025, prospectively					X
10.2+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement, effective February 26, 2025, prospectively					X
10.3+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement, effective February 26, 2025, prospectively					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+ Indicated a management contract or compensatory plan.
*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: May 8, 2025	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)