Form 10-Q
period 2025-06-30
PINTEREST, INC.
filed 2025-08-07
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 1, 2025, there were 599,264,132 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 80,665,547 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,216,941	$1,136,460
Marketable securities	1,442,434	1,376,409
Accounts receivable, net	760,111	893,403
Prepaid expenses and other current assets	98,928	78,435
Total current assets	3,518,414	3,484,707
Property and equipment, net	52,621	45,624
Operating lease right-of-use assets	75,074	85,867
Goodwill and intangible assets, net	108,560	110,103
Deferred tax assets	1,631,225	1,602,539
Other assets	17,093	13,820
Total assets	$5,402,987	$5,342,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,867	$84,026
Accrued expenses and other current liabilities	309,937	314,107
Total current liabilities	401,804	398,133
Operating lease liabilities	137,412	151,364
Other liabilities	51,818	42,009
Total liabilities	591,034	591,506
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 598,347 and 593,462 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 81,075 and 82,471 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	5,048,553	5,039,439
Accumulated other comprehensive income (loss)	3,878	(130)
Accumulated deficit	(240,485)	(288,162)
Total stockholders’ equity	4,811,953	4,751,154
Total liabilities and stockholders’ equity	$5,402,987	$5,342,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$998,227	$853,680	$1,853,215	$1,593,663
Costs and expenses:
Cost of revenue	203,009	184,856	402,279	365,947
Research and development	359,624	312,837	691,289	593,112
Sales and marketing	313,075	265,354	566,995	491,643
General and administrative	126,849	112,074	232,459	218,818
Total costs and expenses	1,002,557	875,121	1,893,022	1,669,520
Loss from operations	(4,330)	(21,441)	(39,807)	(75,857)
Interest income (expense), net	28,022	34,680	55,315	65,946
Other income (expense), net	10,960	(4,596)	15,479	(9,122)
Income (loss) before benefit from income taxes	34,652	8,643	30,987	(19,033)
Benefit from income taxes	(4,103)	(244)	(16,690)	(3,108)
Net income (loss)	$38,755	$8,887	$47,677	$(15,925)
Net income (loss) per share:
Basic	$0.06	$0.01	$0.07	$(0.02)
Diluted	$0.06	$0.01	$0.07	$(0.02)
Weighted-average shares used in computing net income (loss) per share:
Basic	676,852	683,171	676,688	680,995
Diluted	689,837	708,258	689,598	680,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$38,755	$8,887	$47,677	$(15,925)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	168	(110)	1,310	(1,531)
Change in foreign currency translation adjustment	2,172	680	2,698	499
Comprehensive income (loss)	$41,095	$9,457	$51,685	$(16,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	676,188	$7	$4,966,164	$1,538	$(279,240)	$4,688,469
Release of restricted stock units, net	4,293	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(105,714)	—	—	(105,714)
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(1,559)	—	(52,626)	—	—	(52,626)
Share-based compensation	—	—	227,234	—	—	227,234
Other comprehensive income	—	—	—	2,340	—	2,340
Net income	—	—	—	—	38,755	38,755
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953

	Three Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	682,581	$7	$5,321,530	$(2,615)	$(2,175,080)	$3,143,842
Release of restricted stock units, net	3,816	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(119,753)	—	—	(119,753)
Issuance of common stock for cash upon exercise of stock options	600	—	2,452	—	—	2,452
Issuance of common stock related to charitable contributions	(804)	—	(34,378)	—	—	(34,378)
Share-based compensation	—	—	196,433	—	—	196,433
Other comprehensive income	—	—	—	570	—	570
Net income	—	—	—	—	8,887	8,887
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	7,710	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(199,468)	—	—	(199,468)
Issuance of common stock for cash upon exercise of stock options	1,836	—	8,053	—	—	8,053
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(6,557)	—	(227,626)	—	—	(227,626)
Share-based compensation	—	—	414,660	—	—	414,660
Other comprehensive income	—	—	—	4,008	—	4,008
Net income	—	—	—	—	47,677	47,677
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953

	Six Months Ended June 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units, net	6,995	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(219,461)	—	—	(219,461)
Issuance of common stock for cash upon exercise of stock options	1,984	—	19,263	—	—	19,263
Repurchases of Class A common stock	(804)	—	(34,378)	—	—	(34,378)
Share-based compensation	—	—	358,906	—	—	358,906
Other comprehensive loss	—	—	—	(1,032)	—	(1,032)
Net loss	—	—	—	—	(15,925)	(15,925)
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$47,677	$(15,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,938	9,781
Share-based compensation	414,660	358,906
Deferred income taxes	(27,999)	(289)
Non-cash charitable contributions	13,495	—
Net amortization of investment premium and discount	(9,513)	(13,092)
Other	16,892	3,641
Changes in assets and liabilities:
Accounts receivable	135,297	102,767
Prepaid expenses and other assets	(22,853)	(35,623)
Operating lease right-of-use assets	14,245	16,618
Accounts payable	8,752	(4,968)
Accrued expenses and other liabilities	(14,285)	60,859
Operating lease liabilities	(16,907)	(20,103)
Net cash provided by operating activities	571,399	462,572
Investing activities
Purchases of property and equipment	(18,299)	(16,897)
Purchases of marketable securities	(878,311)	(811,693)
Sales of marketable securities	12,890	7,749
Maturities of marketable securities	809,600	606,566
Net cash used in investing activities	(74,120)	(214,275)
Financing activities
Proceeds from exercise of stock options, net	8,053	19,255
Repurchases of Class A common stock	(227,626)	(33,336)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(199,468)	(219,461)
Net cash used in financing activities	(419,041)	(233,542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,278	(1,484)
Net increase in cash, cash equivalents and restricted cash	80,516	13,271
Cash, cash equivalents and restricted cash, beginning of period	1,141,221	1,368,532
Cash, cash equivalents and restricted cash, end of period	$1,221,737	$1,381,803
Supplemental cash flow information
Cash paid for income taxes, net	$14,079	$15,178
Non-cash investing and financing activities:
Repurchases of Class A common stock in accrued expenses and other current liabilities	$—	$1,042

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,216,941	$1,376,681
Restricted cash included in prepaid expenses and other current assets	—	1,068
Restricted cash included in other assets	4,796	4,054
Total cash, cash equivalents and restricted cash	$1,221,737	$1,381,803

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024, except for an update to our share-based compensation policy as described below.
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
We measure RSUs and RSAs based on the fair market value of our common stock on the grant date, stock options based on their estimated grant date fair values, which we determine using the Black-Scholes option-pricing model, and awards with a market condition using a Monte Carlo simulation valuation model.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$877,464	$—	$—	$877,464
Commercial paper	—	133,889	—	133,889
Marketable securities:
Corporate bonds	—	657,590	—	657,590
U.S. treasury securities	304,556	—	—	304,556
Commercial paper	—	260,153	—	260,153
Certificates of deposit	—	220,135	—	220,135
Other assets:
Certificates of deposit	$—	$4,796	$—	$4,796

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$861,824	$—	$—	$861,824
Commercial paper	—	150,456	—	150,456
Corporate bonds	—	8,304	—	8,304
Certificates of deposit	—	4,158	—	4,158
Marketable securities:
Corporate bonds	—	516,212	—	516,212
U.S. treasury securities	425,353	—	—	425,353
Commercial paper	—	260,385	—	260,385
Certificates of deposit	—	172,021	—	172,021
Non-U.S. government and supranational bonds	—	2,438	—	2,438
Other assets:
Certificates of deposit	$—	$4,761	$—	$4,761
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of June 30, 2025 and December 31, 2024. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2025 and December 31, 2024.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2025
Due in one year or less	$1,015,537
Due after one to five years	426,897
Total	$1,442,434
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2025, our remaining contractual commitment is $765.9 million. We expect to meet our remaining commitment.
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
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 188,589,070 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2025.
Stock Option Activity
Stock option activity during the six months ended June 30, 2025, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2024	10,390	$17.21	6.2	$122,472
Exercised	(1,836)	4.42
Outstanding as of June 30, 2025	8,554	$19.96	7.0	$135,995
Exercisable as of June 30, 2025	5,880	$19.96	7.0	$93,497

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested was $12.6 million for the six months ended June 30, 2025 and 2024. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $46.7 million and $56.5 million, respectively.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2025, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	37,217	$29.33
Granted	26,199	28.76
Released	(13,893)	28.91
Forfeited	(3,566)	28.65
Outstanding as of June 30, 2025	45,957	$29.19

During the first quarter of 2025, we granted 572,884 RSUs that vest subject to continued service and a market condition under which the number of RSUs that vest will range from 0% to 200% of the number granted based on our total stockholder return relative to the returns of the companies in the Nasdaq CTA Internet Index over a three-year performance period from January 1, 2025 to December 31, 2027. The weighted-average grant-date fair value of these RSUs was $49.99, which we estimated using a Monte Carlo simulation model with the following assumptions:

Three Months Ended March 31, 2025
Expected term (in years)	3.0
Risk-free interest rate	4.3%
Expected volatility	57.3%
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$4,983	$3,777	$9,055	$6,725
Research and development	145,939	128,481	265,421	230,836
Sales and marketing	38,715	30,906	69,046	55,895
General and administrative	37,597	33,269	71,138	65,450
Total share-based compensation	$227,234	$196,433	$414,660	$358,906
We recognized income tax benefits on share-based compensation expense of $47.7 million and $86.0 million for the three and six months ended June 30, 2025, respectively, which are reflected in benefit from income taxes on our condensed consolidated statements of operations. No income tax benefits were recognized for the three and six months ended June 30, 2024 due to the valuation allowance on our deferred tax assets.
As of June 30, 2025, we had $1,272.9 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.0 years.
Stock Repurchase
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2025, we repurchased and retired 6,557,179 shares of our Class A common stock for an aggregate purchase price of $227.6 million at an average price per share of $34.71. As of June 30, 2025, $1,672.2 million remained available for repurchases under the stock repurchase program.
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
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$34,066	$4,689	$7,805	$1,082	$41,871	$5,806	$(13,965)	$(1,960)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	594,953	81,899	600,033	83,138	594,282	82,406	597,193	83,802
Basic net income (loss) per share	$0.06	$0.06	$0.01	$0.01	$0.07	$0.07	$(0.02)	$(0.02)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$34,066	$4,689	$7,805	$1,082	$41,871	$5,806	$(13,965)	$(1,960)
Reallocation of net income as a result of conversion of Class B to Class A common stock	4,689	—	1,082	—	5,806	—	—	—
Reallocation of net income to Class B common stock	—	(88)	—	(38)	—	(109)	—	—
Diluted net income (loss)	$38,755	$4,601	$8,887	$1,044	$47,677	$5,697	$(13,965)	$(1,960)
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	594,953	81,899	600,033	83,138	594,282	82,406	597,193	83,802
Conversion of Class B to Class A common stock	81,899	—	83,138	—	82,406	—	—	—
Weighted average effect of dilutive potential common stock	12,985	—	25,087	—	12,910	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	689,837	81,899	708,258	83,138	689,598	82,406	597,193	83,802
Diluted net income (loss) per share	$0.06	$0.06	$0.01	$0.01	$0.07	$0.07	$(0.02)	$(0.02)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the six months ended June 30, 2024 because we reported a net loss. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	—	—	—	11,884
Unvested restricted stock units and restricted stock awards	11,490	1,623	11,682	46,963
Total	11,490	1,623	11,682	58,847
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three and six months ended June 30, 2025, the primary difference between our effective tax rate and the federal statutory rate was excess tax benefits from share-based compensation. For the three and six months ended June 30, 2024, the primary difference was the full valuation allowance we had on our federal, state and foreign net operating losses and credits. We recorded income tax benefits of $4.1 million and $16.7 million for the three and six months ended June 30, 2025. Income taxes were not material for the three and six months ended June 30, 2024.
Given our recent history of generating net income in Ireland, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that the valuation allowance recorded against our Ireland deferred tax assets could be released within the next twelve months. The reversal would result in the recognition of Ireland deferred tax assets and a corresponding income tax benefit in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2020 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. and Canada(1)	$721,801	$633,607	$1,353,935	$1,180,191
Europe(2)	189,620	143,729	336,796	267,771
Rest of World	86,806	76,344	162,484	145,701
Total revenue	$998,227	$853,680	$1,853,215	$1,593,663

(1)United States revenue was $689.4 million and $603.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1,293.9 million and $1,126.4 million for the six months ended June 30, 2025 and 2024, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our total deferred revenue was $46.1 million and $23.4 million as of June 30, 2025 and December 31, 2024, respectively. We expect a majority of our deferred revenue to be realized in less than one year.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2025	2024
United States	$72,790	$74,623
Ireland	22,866	24,201
International(1)	32,039	32,667
Total property and equipment, net and operating lease right-of-use assets	$127,695	$131,491

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2025, unless noted otherwise, are as follows:
•Revenue was $998.2 million, an increase of 17% on a reported and constant currency basis compared to the three months ended June 30, 2024.
•Monthly active users ("MAUs") were 578 million, an increase of 11% compared to June 30, 2024.
•Share-based compensation expense was $227.2 million, an increase of $30.8 million compared to the three months ended June 30, 2024.
•Loss from operations was $4.3 million, a decrease of $17.1 million compared to the three months ended June 30, 2024.
•Net income was $38.8 million and Adjusted EBITDA was $250.8 million.
•Net cash provided by operating activities was $571.4 million and free cash flow was $553.1 million during the six months ended June 30, 2025.
•Cash, cash equivalents and marketable securities was $2,659.4 million.
•Headcount was 4,982.

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
As of June 30, 2025, global MAUs increased compared to June 30, 2024 primarily due to our ongoing investments in relevance and personalization.

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
Quarterly Average Revenue per User
For the three months ended June 30, 2025, global ARPU was $1.74, which represents an increase of 6% compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, U.S. and Canada ARPU was $7.29, an increase of 6%, Europe ARPU was $1.30, an increase of 26%, and Rest of World ARPU was $0.19, an increase of 44% compared to the three months ended June 30, 2024.
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

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$38,755	$8,887	$47,677	$(15,925)
Depreciation and amortization	6,090	4,920	11,938	9,781
Share-based compensation	227,234	196,433	414,660	358,906
Payroll tax expense related to share-based compensation (1)	8,287	8,381	22,139	21,552
Interest (income) expense, net	(28,022)	(34,680)	(55,315)	(65,946)
Other (income) expense, net	(10,960)	4,596	(15,479)	9,122
Benefit from income taxes	(4,103)	(244)	(16,690)	(3,108)
Non-cash charitable contributions	13,495	—	13,495	—
Adjusted EBITDA	$250,776	$188,293	$422,425	$314,382

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
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2025	2024	As Reported	Constant Currency(1)	2025	2024	As Reported	Constant Currency(1)
Revenue	$998,227	$853,680	17%	17%	$1,853,215	$1,593,663	16%	17%

(1)On a constant currency basis, revenue for the three and six months ended June 30, 2025 was $995.1 million and $1,860.1 million, respectively, due to a $3.1 million favorable and $6.9 million unfavorable impact of changes in foreign exchange rates.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Six Months Ended June 30,
	2025	2024
Reconciliation of free cash flow
Net cash provided by operating activities	$571,399	$462,572
Less:
Purchases of property and equipment	(18,299)	(16,897)
Free cash flow	$553,100	$445,675

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$998,227	$853,680	$1,853,215	$1,593,663
Costs and expenses(1):
Cost of revenue	203,009	184,856	402,279	365,947
Research and development	359,624	312,837	691,289	593,112
Sales and marketing	313,075	265,354	566,995	491,643
General and administrative	126,849	112,074	232,459	218,818
Total costs and expenses	1,002,557	875,121	1,893,022	1,669,520
Loss from operations	(4,330)	(21,441)	(39,807)	(75,857)
Interest income (expense), net	28,022	34,680	55,315	65,946
Other income (expense), net	10,960	(4,596)	15,479	(9,122)
Income (loss) before benefit from income taxes	34,652	8,643	30,987	(19,033)
Benefit from income taxes	(4,103)	(244)	(16,690)	(3,108)
Net income (loss)	$38,755	$8,887	$47,677	$(15,925)
Adjusted EBITDA(2)	$250,776	$188,293	$422,425	$314,382

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$4,983	$3,777	$9,055	$6,725
Research and development	145,939	128,481	265,421	230,836
Sales and marketing	38,715	30,906	69,046	55,895
General and administrative	37,597	33,269	71,138	65,450
Total share-based compensation	$227,234	$196,433	$414,660	$358,906
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	22	22	23
Research and development	36	37	37	37
Sales and marketing	31	31	31	31
General and administrative	13	13	13	14
Total costs and expenses	100	103	102	105
Loss from operations	—	(3)	(2)	(5)
Interest income (expense), net	3	4	3	4
Other income (expense), net	1	(1)	1	(1)
Income (loss) before benefit from income taxes	3	1	2	(1)
Benefit from income taxes	—	—	(1)	—
Net income (loss)	4%	1%	3%	(1)%
Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Revenue	$998,227	$853,680	17%	$1,853,215	$1,593,663	16%
Revenue for the three and six months ended June 30, 2025 increased by $144.5 million and $259.6 million, respectively, compared to the three and six months ended June 30, 2024 primarily due to growth from our conversion and awareness objectives. Revenue on a constant currency basis increased by 17% for the three and six month periods ended June 30, 2025, compared to three and six months ended June 30, 2024. Revenue growth was primarily driven by 6% and 5% respective increases in ARPU supported by an 11% increase in average MAUs for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The number of advertisements served increased by 55% and 52% while the price of advertisements decreased by 25% and 24% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Revenue based on our estimate of the geographic location of our users increased by 11% in U.S. and Canada to $744.7 million and $1,408.1 million, Europe revenue increased by 34% and 29% to $190.6 million and $337.3 million, and Rest of World revenue increased by 65% and 58% to $62.9 million and $107.8 million for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Cost of revenue	$203,009	$184,856	10%	$402,279	$365,947	10%
Percentage of revenue	20%	22%		22%	23%
Cost of revenue for the three and six months ended June 30, 2025 increased by $18.2 million and $36.3 million, respectively, compared to the three and six months ended June 30, 2024 primarily due to increased users and engagement.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Research and development	$359,624	$312,837	15%	$691,289	$593,112	17%
Percentage of revenue	36%	37%		37%	37%
Research and development for the three and six months ended June 30, 2025 increased by $46.8 million and $98.2 million, respectively, compared to the three and six months ended June 30, 2024. These increases were primarily due to 17% and 20% respective increases in personnel expenses due to higher headcount and $17.5 million and $34.6 million respective increases in share-based compensation expense.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Sales and marketing	$313,075	$265,354	18%	$566,995	$491,643	15%
Percentage of revenue	31%	31%		31%	31%
Sales and marketing for the three and six months ended June 30, 2025 increased by $47.7 million and $75.4 million, respectively, compared to the three and six months ended June 30, 2024. These increases were primarily due to 24% and 16% respective increases in personnel expenses due to higher headcount, $7.8 million and $13.2 million increases in share-based compensation expense, $6.8 million and $15.2 million increases in marketing expenses and for the six months ended June 30, 2025, a $7.4 million increase in outsourced services costs.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
General and administrative	$126,849	$112,074	13%	$232,459	$218,818	6%
Percentage of revenue	13%	13%		13%	14%
General and administrative for the three and six months ended June 30, 2025 increased by $14.8 million and $13.6 million, respectively, compared to the three and six months ended June 30, 2024. These increases were primarily due to $13.5 million in non-cash charitable contributions.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Interest income (expense), net	$28,022	$34,680	(19)%	$55,315	$65,946	(16)%
Other income (expense), net	10,960	(4,596)	(338)%	15,479	(9,122)	270%
Interest and other income (expense), net	$38,982	$30,084	30%	$70,794	$56,824	25%
Interest and other income (expense), net for the three and six months ended June 30, 2025 increased by $8.9 million and $14.0 million, respectively, compared to the three and six months ended June 30, 2024, primarily due to higher foreign currency exchange gains offset by lower returns on our cash equivalents and marketable securities as a result of lower interest rates.

Benefit from income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Benefit from income taxes	$(4,103)	$(244)	1,582%	$(16,690)	$(3,108)	437%
Benefit from income taxes was primarily due to excess tax benefits from share-based compensation for the three and six months ended June 30, 2025, and due to losses generated in U.S. federal, state and certain foreign jurisdictions for the three and six months ended June 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. We are currently evaluating the effects of the new legislation on our condensed financial statements and will recognize any adjustments in the period of enactment.
Given our recent history of generating net income in Ireland, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that the valuation allowance recorded against our Ireland deferred tax assets could be released within the next twelve months. The reversal would result in the recognition of Ireland deferred tax assets and a corresponding income tax benefit in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Net income (loss)	$38,755	$8,887	336%	$47,677	$(15,925)	399%
Adjusted EBITDA	$250,776	$188,293	33%	$422,425	$314,382	34%
Net income for the three and six months ended June 30, 2025 was $38.8 million and $47.7 million compared to net income of $8.9 million for the three months ended June 30, 2024 and a net loss of $15.9 million for the six months ended June 30, 2024. Adjusted EBITDA was $250.8 million and $422.4 million for the three and six months ended June 30, 2025 compared to $188.3 million and $314.4 million for the three and six months ended June 30, 2024, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of June 30, 2025, we had $2,659.4 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2025, $177.4 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the 2022 revolving credit facility is $500.0 million as of June 30, 2025. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of June 30, 2025.
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
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2025, we repurchased and retired 6,557,179 shares of our Class A common stock for an aggregate purchase price of $227.6 million at an average price per share of $34.71. As of June 30, 2025, $1,672.2 million remained available for repurchases under the stock repurchase program.
For the six months ended June 30, 2025 and 2024, our net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$571,399	$462,572
Investing activities	$(74,120)	$(214,275)
Financing activities	$(419,041)	$(233,542)
Free cash flow (1)	$553,100	$445,675

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $108.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in our net income as adjusted for certain non-cash items offset by a decrease in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash used in investing activities decreased by $140.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in maturities of marketable securities offset by an increase in purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $185.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in repurchases of our Class A common stock.
Free cash flow
Free cash flow increased $107.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.
Interest Rate Risk
As of June 30, 2025, we held cash, cash equivalents and marketable securities of $2,659.4 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $9.3 million and $8.5 million as of June 30, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
•we are unable to successfully educate users how to utilize new products and product features that we introduce, such as video and shopping features;
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
Users engage with content that is relevant to their country, language and gender preferences as well as their personal interests and intent. We may not always correctly or timely identify and serve content that is useful and relevant to users. In addition, new content and new or different forms of content we distribute may not have as much relevance for optimal distribution of the Pins as prior content and forms of content that have been saved repeatedly on our platform, which may result in lower user engagement with such content. Content that is not visually pleasing, is not intuitive or easy to use or is not in the desired language may not be engaging for users, especially in non-U.S. markets. If users do not believe that we offer content that is useful and relevant to their personal taste and interests, user growth, retention or engagement may decline, which could result in the loss of advertisers and revenue.
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
The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology, such as AI and machine learning, are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. Further, we may not be able to continue to develop or maintain a long-term growth strategy, execute the strategy effectively, or effectively manage the growth of our business. For example, during times of challenging macroeconomic conditions, we make decisions from time to time to save costs in certain ways that could adversely affect our business, operations, revenue and financial results.
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
Our brand and reputation can also be negatively affected by the content or actions of our users that are deemed to be harmful or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to enforce our policies against this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of children, creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area ("EEA") and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the EEA, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, of which Pinterest is a participant, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer UK and EEA user personal data outside of the EEA. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license for no cost. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or addressed by federal or state regulations.
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
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net income of $47.7 million and net loss of $15.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $240.5 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.0% of the voting power of our outstanding capital stock as of June 30, 2025. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have shares of Class A common stock that may be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of June 30, 2025, we had 5,824,581,071 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended June 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

April 1 - April 30, 2025	31,999	$25.26	—	$1,724,801,819
May 1 - May 31, 2025	376,344	$31.89	376,344	$1,712,802,019
June 1 - June 30, 2025	1,182,943	$34.34	1,182,943	$1,672,175,947
Total	1,591,286		1,559,287

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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or section 16 officers entered into or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Pinterest, Inc.	8-K	001-38872	3.3	May 27, 2025
3.2	Amended and Restated Bylaws of Pinterest, Inc.	8-K	001-38872	3.1	May 27, 2025
10.1	Non-Employee Director Compensation Policy.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: August 7, 2025	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)