Form 10-Q
period 2025-09-30
PINTEREST, INC.
filed 2025-11-04
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 29, 2025, there were 595,837,793 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 79,720,002 shares of the Registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,132,400	$1,136,460
Marketable securities	1,538,881	1,376,409
Accounts receivable, net	800,522	893,403
Prepaid expenses and other current assets	93,615	78,435
Total current assets	3,565,418	3,484,707
Property and equipment, net	52,744	45,624
Operating lease right-of-use assets	132,513	85,867
Goodwill and intangible assets, net	107,430	110,103
Deferred tax assets	1,639,056	1,602,539
Other assets	18,249	13,820
Total assets	$5,515,410	$5,342,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,589	$84,026
Accrued expenses and other current liabilities	335,744	314,107
Total current liabilities	426,333	398,133
Operating lease liabilities	205,237	151,364
Other liabilities	58,872	42,009
Total liabilities	690,442	591,506
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 598,420 and 593,462 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 79,720 and 82,471 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	4,969,510	5,039,439
Accumulated other comprehensive income (loss)	3,828	(130)
Accumulated deficit	(148,377)	(288,162)
Total stockholders’ equity	4,824,968	4,751,154
Total liabilities and stockholders’ equity	$5,515,410	$5,342,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,049,205	$898,373	$2,902,420	$2,492,036
Costs and expenses:
Cost of revenue	212,325	187,453	614,604	553,400
Research and development	371,253	326,679	1,062,542	919,791
Sales and marketing	296,679	249,033	863,674	740,676
General and administrative	110,432	141,124	342,891	359,942
Total costs and expenses	990,689	904,289	2,883,711	2,573,809
Income (loss) from operations	58,516	(5,916)	18,709	(81,773)
Interest income (expense), net	28,536	32,477	83,851	98,423
Other income (expense), net	144	3,237	15,623	(5,885)
Income before benefit from income taxes	87,196	29,798	118,183	10,765
Benefit from income taxes	(4,912)	(758)	(21,602)	(3,866)
Net income	$92,108	$30,556	$139,785	$14,631
Net income per share:
Basic	$0.14	$0.05	$0.21	$0.02
Diluted	$0.13	$0.04	$0.20	$0.02
Weighted-average shares used in computing net income per share:
Basic	677,819	678,496	677,069	680,157
Diluted	694,532	695,483	691,247	701,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$92,108	$30,556	$139,785	$14,631
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	597	6,783	1,907	5,252
Change in foreign currency translation adjustment	(647)	1,185	2,051	1,684
Comprehensive income	$92,058	$38,524	$143,743	$21,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953
Release of restricted stock units, net	4,342	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(114,792)	—	—	(114,792)
Repurchases of Class A common stock	(5,624)	—	(199,387)	—	—	(199,387)
Share-based compensation	—	—	235,136	—	—	235,136
Other comprehensive loss	—	—	—	(50)	—	(50)
Net income	—	—	—	—	92,108	92,108
Balance as of September 30, 2025	678,140	$7	$4,969,510	$3,828	$(148,377)	$4,824,968

	Three Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	686,193	$7	$5,366,284	$(2,045)	$(2,166,193)	$3,198,053
Release of restricted stock units, net	3,641	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(86,058)	—	—	(86,058)
Issuance of common stock for cash upon exercise of stock options	236	—	1,006	—	—	1,006
Repurchases of Class A common stock	(15,091)	—	(465,622)	—	—	(465,622)
Share-based compensation	—	—	207,976	—	—	207,976
Other comprehensive income	—	—	—	7,968	—	7,968
Net income	—	—	—	—	30,556	30,556
Balance as of September 30, 2024	674,979	$7	$5,023,586	$5,923	$(2,135,637)	$2,893,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	12,052	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(314,260)	—	—	(314,260)
Issuance of common stock for cash upon exercise of stock options	1,836	—	8,053	—	—	8,053
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(12,181)	—	(427,013)	—	—	(427,013)
Share-based compensation	—	—	649,796	—	—	649,796
Other comprehensive income	—	—	—	3,958	—	3,958
Net income	—	—	—	—	139,785	139,785
Balance as of September 30, 2025	678,140	$7	$4,969,510	$3,828	$(148,377)	$4,824,968

	Nine Months Ended September 30, 2024

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units, net	10,636	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(305,519)	—	—	(305,519)
Issuance of common stock for cash upon exercise of stock options	2,220	—	20,269	—	—	20,269
Repurchases of Class A common stock	(15,895)	—	(500,000)	—	—	(500,000)
Share-based compensation	—	—	566,882	—	—	566,882
Other comprehensive income	—	—	—	6,936	—	6,936
Net income	—	—	—	—	14,631	14,631
Balance as of September 30, 2024	674,979	$7	$5,023,586	$5,923	$(2,135,637)	$2,893,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$139,785	$14,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,143	15,202
Share-based compensation	649,796	566,882
Deferred income taxes	(36,278)	(3,967)
Non-cash charitable contributions	13,495	—
Net amortization of investment premium and discount	(13,636)	(21,124)
Other	10,445	4,864
Changes in assets and liabilities:
Accounts receivable	94,573	88,449
Prepaid expenses and other assets	(4,970)	(49,963)
Operating lease right-of-use assets	21,820	24,361
Accounts payable	7,611	9,933
Accrued expenses and other liabilities	17,508	89,616
Operating lease liabilities	(26,241)	(28,285)
Net cash provided by operating activities	893,051	710,599
Investing activities
Purchases of property and equipment	(21,530)	(20,813)
Purchases of marketable securities	(1,234,446)	(1,196,557)
Sales of marketable securities	22,648	9,718
Maturities of marketable securities	1,065,121	954,844
Net cash used in investing activities	(168,207)	(252,808)
Financing activities
Proceeds from exercise of stock options, net	8,053	20,266
Repurchases of Class A common stock	(425,013)	(500,000)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(314,260)	(305,519)
Net cash used in financing activities	(731,220)	(785,253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,355	(668)
Net decrease in cash, cash equivalents and restricted cash	(4,021)	(328,130)
Cash, cash equivalents and restricted cash, beginning of period	1,141,221	1,368,532
Cash, cash equivalents and restricted cash, end of period	$1,137,200	$1,040,402
Supplemental cash flow information
Cash paid for income taxes, net	$17,098	$18,660
Non-cash investing and financing activities:
Repurchases of Class A common stock in accrued expenses and other current liabilities	$2,000	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$80,458	$21,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,132,400	$1,035,565
Restricted cash included in other assets	4,800	4,837
Total cash, cash equivalents and restricted cash	$1,137,200	$1,040,402

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
Recent Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting for and disclosure of software costs. ASU 2025-06 will be effective for us beginning January 1, 2028. The amendments may be applied using a prospective, retrospective, or modified transition approach, and early adoption is permitted. We are currently evaluating the effects of adoption on our condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$561,898	$—	$—	$561,898
Commercial paper	—	348,595	—	348,595
U.S. treasury securities	79,937	—	—	79,937
Marketable securities:
Corporate bonds	—	680,825	—	680,825
U.S. treasury securities	313,444	—	—	313,444
Commercial paper	—	294,712	—	294,712
Certificates of deposit	—	246,340	—	246,340
Non-U.S. government and supranational bonds	—	3,560	—	3,560
Other assets:
Certificates of deposit	$—	$4,800	$—	$4,800

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$861,824	$—	$—	$861,824
Commercial paper	—	150,456	—	150,456
Corporate bonds	—	8,304	—	8,304
Certificates of deposit	—	4,158	—	4,158
Marketable securities:
Corporate bonds	—	516,212	—	516,212
U.S. treasury securities	425,353	—	—	425,353
Commercial paper	—	260,385	—	260,385
Certificates of deposit	—	172,021	—	172,021
Non-U.S. government and supranational bonds	—	2,438	—	2,438
Other assets:
Certificates of deposit	$—	$4,761	$—	$4,761
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of September 30, 2025 and December 31, 2024. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2025 and December 31, 2024.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2025
Due in one year or less	$1,094,289
Due after one to five years	444,592
Total	$1,538,881
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.
3. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2025, our remaining contractual commitment is $584.4 million. We expect to meet our remaining commitment.
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
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 188,472,622 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2025.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the nine months ended September 30, 2025, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2024	10,390	$17.21	6.2	$122,472
Exercised	(1,836)	4.42
Outstanding as of September 30, 2025	8,554	$19.96	6.7	$104,434
Exercisable as of September 30, 2025	6,415	$19.96	6.7	$78,326

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested was $18.9 million for the nine months ended September 30, 2025 and 2024. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $46.7 million and $62.7 million, respectively.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2025, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	37,217	$29.33
Granted	30,687	29.79
Released	(21,489)	28.76
Forfeited	(4,741)	28.70
Outstanding as of September 30, 2025	41,674	$30.04

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5,173	$3,943	$14,228	$10,668
Research and development	152,907	138,610	418,328	369,446
Sales and marketing	40,324	32,389	109,370	88,284
General and administrative	36,732	33,034	107,870	98,484
Total share-based compensation	$235,136	$207,976	$649,796	$566,882
We recognized income tax benefits on share-based compensation expense of $48.8 million and $134.9 million for the three and nine months ended September 30, 2025, respectively, which are reflected in benefit from income taxes on our condensed consolidated statements of operations. No income tax benefits were recognized for the three and nine months ended September 30, 2024 due to the valuation allowance on our deferred tax assets.
As of September 30, 2025, we had $1,164.5 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 1.9 years.
Stock Repurchase
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2025, we repurchased and retired 12,180,904 shares of our Class A common stock for an aggregate purchase price of $427.0 million at an average price per share of $35.06. As of September 30, 2025, $1,472.8 million remained available for repurchases under the stock repurchase program.
5. Net Income Per Share
We present net income per share using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion and transfer rights and therefore share equally in our net income or losses.
We calculate basic net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share gives effect to all potential shares of common stock, including stock options, RSAs and RSUs, to the extent these are dilutive. The calculation of diluted net income of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income of Class B common stock does not assume the conversion of those shares to Class A common stock.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income per share as follows (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$81,175	$10,933	$26,835	$3,721	$122,907	$16,878	$12,837	$1,794
Denominator:
Weighted-average shares used in computing net income per share, basic	597,362	80,457	595,867	82,629	595,320	81,749	596,749	83,408
Basic net income per share	$0.14	$0.14	$0.05	$0.05	$0.21	$0.21	$0.02	$0.02
Diluted net income per share:
Numerator:
Net income	$81,175	$10,933	$26,835	$3,721	$122,907	$16,878	$12,837	$1,794
Reallocation of net income as a result of conversion of Class B to Class A common stock	10,933	—	3,721	—	16,878	—	1,794	—
Reallocation of net income to Class B common stock	—	(263)	—	(91)	—	(347)	—	(55)
Diluted net income	$92,108	$10,670	$30,556	$3,630	$139,785	$16,531	$14,631	$1,739
Denominator
Weighted-average shares used in computing net income per share, basic	597,362	80,457	595,867	82,629	595,320	81,749	596,749	83,408
Conversion of Class B to Class A common stock	80,457	—	82,629	—	81,749	—	83,408	—
Weighted average effect of dilutive potential common stock	16,713	—	16,987	—	14,178	—	21,611	—
Weighted-average shares used in computing net income per share, diluted	694,532	80,457	695,483	82,629	691,247	81,749	701,768	83,408
Diluted net income per share	$0.13	$0.13	$0.04	$0.04	$0.20	$0.20	$0.02	$0.02

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income per share because these would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted stock units and restricted stock awards	1,601	13,932	8,322	5,701
Total	1,601	13,932	8,322	5,701
6. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three and nine months ended September 30, 2025, the primary difference between our effective tax rate and the federal statutory rate was excess tax benefits from share-based compensation. For the three and nine months ended September 30, 2024, the primary difference was the full valuation allowance we had on our federal, state and foreign net operating losses and credits. We recorded income tax benefits of $4.9 million and $21.6 million for the three and nine months ended September 30, 2025. Income taxes were not material for the three and nine months ended September 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2025 are included in our income tax benefits for the three and nine months ended September 30, 2025 and were not material. We are currently evaluating the impact of the legislation on our condensed consolidated financial statements for future periods.
Given our current and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that the valuation allowance recorded against our Ireland deferred tax assets could be released in the next twelve months. The reversal would result in the recognition of Ireland deferred tax assets and a corresponding income tax benefit in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2020 and forward.
7. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. and Canada(1)	$754,369	$691,108	$2,108,304	$1,871,299
Europe(2)	191,510	132,724	528,306	400,495
Rest of World	103,326	74,541	265,810	220,242
Total revenue	$1,049,205	$898,373	$2,902,420	$2,492,036

(1)United States revenue was $717.3 million and $659.3 million for the three months ended September 30, 2025 and 2024, respectively, and $2,011.1 million and $1,785.6 million for the nine months ended September 30, 2025 and 2024, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our total deferred revenue was $57.5 million and $23.4 million as of September 30, 2025 and December 31, 2024, respectively. We expect materially all of our deferred revenue to be recognized in the subsequent quarter.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2025	2024
United States	$128,710	$74,623
Ireland	22,935	24,201
International(1)	33,612	32,667
Total property and equipment, net and operating lease right-of-use assets	$185,257	$131,491

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2025, unless noted otherwise, are as follows:
•Revenue was $1,049.2 million, an increase of 17% on a reported and 16% on a constant currency basis compared to the three months ended September 30, 2024.
•Monthly active users ("MAUs") were 600 million, an increase of 12% compared to September 30, 2024.
•Share-based compensation expense was $235.1 million, an increase of $27.2 million compared to the three months ended September 30, 2024.
•Income from operations was $58.5 million, an increase of $64.4 million compared to the three months ended September 30, 2024.
•Net income was $92.1 million and Adjusted EBITDA was $306.1 million.
•Net cash provided by operating activities was $893.1 million and free cash flow was $871.5 million during the nine months ended September 30, 2025.
•Cash, cash equivalents and marketable securities was $2,671.3 million.
•Headcount was 5,205.

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
As of September 30, 2025, global MAUs increased compared to September 30, 2024 primarily due to our ongoing investments in relevance and personalization.

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
Quarterly Average Revenue per User
For the three months ended September 30, 2025, global ARPU was $1.78, which represents an increase of 5% compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, U.S. and Canada ARPU was $7.64, an increase of 5%, Europe ARPU was $1.31, an increase of 31%, and Rest of World ARPU was $0.21, an increase of 44% compared to the three months ended September 30, 2024.
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
Adjusted EBITDA, constant currency revenue and free cash flow should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income, revenue and net cash provided by operations, the nearest GAAP equivalents. For example,
•Adjusted EBITDA excludes:
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

Adjusted EBITDA
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$92,108	$30,556	$139,785	$14,631
Depreciation and amortization	7,205	5,421	19,143	15,202
Share-based compensation	235,136	207,976	649,796	566,882
Payroll tax expense related to share-based compensation (1)	5,194	4,859	27,333	26,411
Interest (income) expense, net	(28,536)	(32,477)	(83,851)	(98,423)
Other (income) expense, net	(144)	(3,237)	(15,623)	5,885
Benefit from income taxes	(4,912)	(758)	(21,602)	(3,866)
Legal settlement(2)	—	34,650	—	34,650
Non-cash charitable contributions	—	—	13,495	—
Adjusted EBITDA	$306,051	$246,990	$728,476	$561,372

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
(2)On November 1, 2024, we reached a settlement to resolve pending litigation relating to allegations concerning the early development of Pinterest. We recorded legal settlement expense of $34.7 million, net of insurance proceeds, for the three and nine months ended September 30, 2024, which we have excluded from Adjusted EBITDA because it is non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2025	2024	As Reported	Constant Currency(1)	2025	2024	As Reported	Constant Currency(1)
Revenue	$1,049,205	$898,373	17%	16%	$2,902,420	$2,492,036	16%	16%

(1)On a constant currency basis, revenue for the three and nine months ended September 30, 2025 was $1,039.3 million and $2,899.4 million, respectively, due to $9.9 million and $3.0 million favorable impacts of changes in foreign exchange rates for the respective periods.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Nine Months Ended September 30,
	2025	2024
Reconciliation of free cash flow
Net cash provided by operating activities	$893,051	$710,599
Less:
Purchases of property and equipment	(21,530)	(20,813)
Free cash flow	$871,521	$689,786

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,049,205	$898,373	$2,902,420	$2,492,036
Costs and expenses(1):
Cost of revenue	212,325	187,453	614,604	553,400
Research and development	371,253	326,679	1,062,542	919,791
Sales and marketing	296,679	249,033	863,674	740,676
General and administrative	110,432	141,124	342,891	359,942
Total costs and expenses	990,689	904,289	2,883,711	2,573,809
Income (loss) from operations	58,516	(5,916)	18,709	(81,773)
Interest income (expense), net	28,536	32,477	83,851	98,423
Other income (expense), net	144	3,237	15,623	(5,885)
Income before benefit from income taxes	87,196	29,798	118,183	10,765
Benefit from income taxes	(4,912)	(758)	(21,602)	(3,866)
Net income	$92,108	$30,556	$139,785	$14,631
Adjusted EBITDA(2)	$306,051	$246,990	$728,476	$561,372

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5,173	$3,943	$14,228	$10,668
Research and development	152,907	138,610	418,328	369,446
Sales and marketing	40,324	32,389	109,370	88,284
General and administrative	36,732	33,034	107,870	98,484
Total share-based compensation	$235,136	$207,976	$649,796	$566,882
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	20	21	21	22
Research and development	35	36	37	37
Sales and marketing	28	28	30	30
General and administrative	11	16	12	14
Total costs and expenses	94	101	99	103
Income (loss) from operations	6	(1)	1	(3)
Interest income (expense), net	3	4	3	4
Other income (expense), net	—	—	1	—
Income before benefit from income taxes	8	3	4	—
Benefit from income taxes	—	—	(1)	—
Net income	9%	3%	5%	1%
Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Revenue	$1,049,205	$898,373	17%	$2,902,420	$2,492,036	16%
Revenue for the three and nine months ended September 30, 2025 increased by $150.8 million and $410.4 million, respectively, compared to the three and nine months ended September 30, 2024 primarily due to growth from our conversion and awareness objectives. Revenue on a constant currency basis increased by 16% for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. Revenue growth was primarily driven by a 5% increase in ARPU supported by a 12% increase in average MAUs for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The number of advertisements served increased by 54% and 53% while the price of advertisements decreased by 24% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
Revenue based on our estimate of the geographic location of our users increased by 9% in U.S. and Canada to $786.0 million and $2,194.1 million, Europe revenue increased by 41% and 34% to $193.2 million and $530.5 million, and Rest of World revenue increased by 66% and 61% to $70.0 million and $177.8 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Cost of revenue	$212,325	$187,453	13%	$614,604	$553,400	11%
Percentage of revenue	20%	21%		21%	22%
Cost of revenue for the three and nine months ended September 30, 2025 increased by $24.9 million and $61.2 million, respectively, compared to the three and nine months ended September 30, 2024 primarily due to increased users and engagement.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Research and development	$371,253	$326,679	14%	$1,062,542	$919,791	16%
Percentage of revenue	35%	36%		37%	37%
Research and development for the three and nine months ended September 30, 2025 increased by $44.6 million and $142.8 million, respectively, compared to the three and nine months ended September 30, 2024. These increases were primarily due to 18% and 19% respective increases in personnel expenses due to higher headcount, $14.3 million and $48.9 million respective increases in share-based compensation expense, and for the nine months ended September 30, 2025, a $10.0 million increase in allocated facilities costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Sales and marketing	$296,679	$249,033	19%	$863,674	$740,676	17%
Percentage of revenue	28%	28%		30%	30%
Sales and marketing for the three and nine months ended September 30, 2025 increased by $47.6 million and $123.0 million, respectively, compared to the three and nine months ended September 30, 2024. These increases were primarily due to 31% and 21% respective increases in personnel expenses due to higher headcount, $7.9 million and $21.1 million respective increases in share-based compensation expense, and for the nine months ended September 30, 2025, a $16.4 million increase in marketing expenses and a $13.0 million increase in outsourced services costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
General and administrative	$110,432	$141,124	(22)%	$342,891	$359,942	(5)%
Percentage of revenue	11%	16%		12%	14%
General and administrative for the three and nine months ended September 30, 2025 decreased by $30.7 million and $17.1 million, respectively, compared to the three and nine months ended September 30, 2024. These decreases were primarily due to a legal settlement of $34.7 million, net of insurance proceeds in 2024, and for the nine months ended September 30, 2025, a $15.3 million decrease in outsourced services costs offset by $13.5 million in non-cash charitable contributions, a $9.4 million increase in share-based compensation expense and an 11% increase in personnel expenses due to higher headcount.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Interest income (expense), net	$28,536	$32,477	(12)%	$83,851	$98,423	(15)%
Other income (expense), net	144	3,237	(96)%	15,623	(5,885)	365%
Interest and other income (expense), net	$28,680	$35,714	(20)%	$99,474	$92,538	7%
Interest and other income (expense), net for the three months ended September 30, 2025 decreased by $7.0 million compared to the three months ended September 30, 2024, primarily due to higher foreign currency exchange losses and lower returns on our cash equivalents and marketable securities as a result of lower interest rates. Interest and other income (expense), net for the nine months ended September 30, 2025 increased by $6.9 million compared to the nine months ended September 30, 2024, primarily due to higher foreign currency exchange gains offset by lower returns on our cash equivalents and marketable securities as a result of lower interest rates.
Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Benefit from income taxes	$(4,912)	$(758)	548%	$(21,602)	$(3,866)	459%
Benefit from income taxes was primarily due to excess tax benefits from share-based compensation for the three and nine months ended September 30, 2025, and due to losses generated in U.S. federal, state and certain foreign jurisdictions for the three and nine months ended September 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2025 are included in our income tax benefits for the three and nine months ended September 30, 2025 and were not material. We are currently evaluating the impact of the legislation on our condensed consolidated financial statements for future periods.
Given our current and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to determine that the valuation allowance recorded against our Ireland deferred tax assets could be released in the next twelve months. The reversal would result in the recognition of Ireland deferred tax assets and a corresponding income tax benefit in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Net Income and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change

	(in thousands, except percentages)
Net income	$92,108	$30,556	201%	$139,785	$14,631	855%
Adjusted EBITDA	$306,051	$246,990	24%	$728,476	$561,372	30%
Net income for the three and nine months ended September 30, 2025 was $92.1 million and $139.8 million compared to net income of $30.6 million and $14.6 million for the three and nine months ended September 30, 2024. Adjusted EBITDA was $306.1 million and $728.5 million for the three and nine months ended September 30, 2025 compared to

$247.0 million and $561.4 million for the three and nine months ended September 30, 2024, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of September 30, 2025, we had $2,671.3 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2025, $190.5 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the 2022 revolving credit facility is $500.0 million as of September 30, 2025. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of September 30, 2025.
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
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2025, we repurchased and retired 12,180,904 shares of our Class A common stock for an aggregate purchase price of $427.0 million at an average price per share of $35.06. As of September 30, 2025, $1,472.8 million remained available for repurchases under the stock repurchase program.
For the nine months ended September 30, 2025 and 2024, our net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$893,051	$710,599
Investing activities	$(168,207)	$(252,808)
Financing activities	$(731,220)	$(785,253)
Free cash flow (1)	$871,521	$689,786

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $182.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in our net income as adjusted for certain non-cash items offset by a decrease in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash used in investing activities decreased by $84.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in maturities of marketable securities offset by an increase in purchases of marketable securities.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities decreased by $54.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in repurchases of our Class A common stock.
Free cash flow
Free cash flow increased $181.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our foreign currency gain or loss for the three and nine months ended September 30, 2025.
Interest Rate Risk
As of September 30, 2025, we held cash, cash equivalents and marketable securities of $2,671.3 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $9.3 million and $8.5 million as of September 30, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or privacy and security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union's Artificial Intelligence Act (“EU AI Act”) came into effect in August 2024 and gives companies one to three years to comply with its various requirements which are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
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
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, AI and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive. Certain legal, regulatory, and policy developments, such as changes to policies and requirements regarding immigration and visas, may also negatively impact our ability to attract, hire and retain highly talented personnel. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees' and potential employees' expectations, we may experience difficulties attracting and retaining personnel.
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
Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and various changes to how profits from foreign operations are taxed in the U.S. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net income of $139.8 million and $14.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $148.4 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 72.7% of the voting power of our outstanding capital stock as of September 30, 2025. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. We currently have shares of Class A common stock that may be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of September 30, 2025, we had 5,828,908,338 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended September 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

July 1 - July 31, 2025	33,898	$36.99	1,900	$1,672,109,497
August 1 - August 31, 2025	4,455,757	$35.46	4,455,757	$1,514,112,740
September 1 - September 30, 2025	1,166,068	$35.44	1,166,068	$1,472,788,662
Total	5,655,723		5,623,725

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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, our directors and section 16 officers entered into or terminated the following Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as those terms are defined in Regulation S-K, Item 408, the material terms of which are summarized below:
On August 12, 2025, Wanji Walcott, our Chief Legal and Business Affairs Officer, (a) terminated a trading plan that was adopted on August 22, 2024, and intended to satisfy Rule 10b5-1(c) under the Exchange Act, as amended ("Rule 10b5-1(c)"), to sell, between November 27, 2024 and December 31, 2025, up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes following the vesting and settlement of up to 213,101 RSUs and (b) adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between November 11, 2025, and December 23, 2026, (i) the aggregate number of shares sufficient to generate approximately $2,000,000 in proceeds after the satisfaction of applicable taxes and (ii) up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes following the vesting and settlement of 226,119 RSUs.
On September 12, 2025, Matthew Madrigal, our Chief Technology Officer, (a) terminated a trading plan that was adopted on December 12, 2024, and intended to satisfy Rule 10b5-1(c), to sell, between March 17, 2025 and September 12, 2025, (i) up to 40,000 shares of our Class A common stock and (ii) up to the net shares of our Class A common stock to be issued to Mr. Madrigal after the satisfaction of applicable taxes following the vesting and settlement of 108,330 RSUs and (b) adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between December 15, 2025 and June 15, 2026, up to the net shares of our Class A common stock to be issued to Mr. Madrigal after the satisfaction of applicable taxes following the vesting and settlement of 91,000 RSUs.

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

PINTEREST, INC.

Date: November 4, 2025	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2025	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)