Form 10-K
period 2025-12-31
PINTEREST, INC.
filed 2026-02-12
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-K
_________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the New York Stock Exchange on such date was approximately $18.7 billion.
As of February 6, 2026, there were 585,458,698 shares of the registrant’s Class A common stock, $.00001 par value per share, outstanding, and 79,679,925 shares of the registrant’s Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Pinterest, Inc.
Table of contents

Note about forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial assumptions, risk and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believe,” “estimate,” “expect,” “may,” “will,” “can,” “could,” “would,” “might,” “continue,” “intend,” “plan,” “forecast,” “strategy,” “projection,” “goal,” “trends,” “project,” “target,” “anticipate,” “potential,” or similar expressions, or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, outcomes, performance or achievements, or industry results, to differ materially from historical or future results, outcomes, performance or achievements expressed, suggested or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, statements about:
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

Note about forward-looking statements
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
•our ability to implement our restructuring plan effectively; and
•our ability to attract and retain personnel.
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
•our ability to successfully execute or achieve the expected benefits of our restructuring plan;

Note about forward-looking statements
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
•our dependence on and ability to maintain and enhance a strong brand and reputation; and
•our ability to effectively develop and use of AI and machine learning technologies in our products and services.
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
Financial Statements and Performance. The preparation of our financial statements and our financial and operating performance, including:

Note about forward-looking statements
•our previously incurred operating losses, anticipated increases to operating costs and expenses and our ability to obtain or maintain profitability;
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

Part I
Item 1. Business
Overview
Pinterest is an AI-powered visual search and discovery platform, positioned at the intersection of search, social, and commerce. We offer a unique and differentiated experience that enables people to go from inspiration to action all on one consumer internet property. Pinterest can be accessed through our mobile application or the web.
People use Pinterest to find useful, relevant ideas—and then bring them to life. People don’t always have the words to describe what they’re looking for, but often know it when they see it. As they browse Pinterest content (called “Pins”), they fine-tune their tastes and find the perfect idea. Users interact with the platform in dynamic multi-session journeys to find inspiration, curate their latest look, plan their next project and shop from great brands. This happens at a massive scale, with billions of searches and saves per month, with the vast majority of queries being visual.
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
Our Users and Our Platform
619 million monthly active users from around the world come to Pinterest to find new ideas, curate and refine their tastes, and turn those ideas into reality. Our platform particularly resonates with women, who comprise roughly two-thirds of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent over 50% of our user base. Geographically, we have a diverse user set, representing over 100 countries globally.
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
On Pinterest, users interact with several surfaces, each of which offers distinct functionalities and experiences. Users often move between these surfaces various times in a single session and across multiple sessions. Saving content and creating boards and collages are highly unique and beneficial to our ecosystem. This curation activity generates signals across a network of many billions of associations between Pins, searches, boards, products and users on our platform. Together, these connections comprise our valuable Taste Graph and help us serve users even more relevant content recommendations.
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

Part I
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
Our Advertising System
Ad Formats
We have a number of advertising products to help advertisers meet users across the full funnel, from upper funnel brand advertising to lower funnel performance advertising. Many of our ad formats can be leveraged by advertisers across upper and lower funnel objectives. Additionally, many of these formats are enabled with mobile deep links and/or direct link capabilities for a seamless, one-click handoff from an ad to the advertiser’s mobile app or webpage, and increasingly, in-app purchase experiences.
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
•Idea ad: Used by advertisers to tell a story that inspires their audience and encourages action.

Part I
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
Campaign Management
For most campaigns, advertisers can manage set up, track results and improve performance over time through our Ads Manager or the Pinterest API. To help maximize performance, advertisers can target specific groups of users based on interests, demographics and search keywords. We continue to invest in our AI-enabled campaign solution, Pinterest Performance+, which streamlines setup and drives performance through automated features such as targeting, bidding and creative optimization.
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
Sales and Marketing
Our go-to-market approach
The Pinterest platform enables a diverse group of advertisers to achieve a wide range of objectives, from building awareness to driving consideration and delivering conversions. We have advertisers across multiple verticals including retail, consumer packaged goods, financial services, technology and entertainment, travel and auto. We serve these advertisers in customized ways depending on their size, sophistication and objectives across the full funnel. The majority of our advertisers utilize our Ads Manager platform to initiate and manage their campaigns. We also have a global sales force presence who work directly with advertisers and ad agencies to provide additional support through the campaign management cycle. In some geographies, we work with other third parties to support our sales efforts.
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

Part I
customers. We aim to continue innovating on our industry-leading work across AI to deepen our foothold in visual search and discovery.
Our competition
We primarily compete with consumer internet companies that are either tools (search, ecommerce) or media (newsfeeds, video, social networks), particularly ones focused on advertising. Competitors such as Amazon, Meta (including Facebook, Instagram, Threads and MetaAI), Google (including Gemini, Lens and YouTube), OpenAI (including ChatGPT), Snap, Reddit, TikTok and X, many of which are larger and have significantly greater financial and human resources, offer users engaging content and commerce opportunities through similar technology or products to ours. We remain focused on emerging competition as well.
We face competition across almost every aspect of our business. We compete to attract, engage and retain users and their time and attention. We also compete with other platforms to attract, retain and grow our base of creators and publishers. We also compete for advertisers and advertising revenue across a variety of formats and goals, which depends on our ability to deliver compelling returns on investment. Finally, we compete to attract and retain highly talented individuals, particularly people with expertise in computer vision, AI and machine learning.
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
As of December 31, 2025, we had approximately 400 issued patents and pending patent applications in the United States and foreign countries relating to aspects of our actual or contemplated operations and technologies. We also had over 660 registered trademarks and trademark applications in the United States and foreign countries, including our “Pinterest” name and related logos.
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
Government regulation
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content moderation, teen safety, rights of publicity, AI, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our

Part I
business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Digital Services Act (“DSA” ) and EU Directive on Copyright in the Digital Single Market ("EU Copyright Directive") in the European Union. Additional new and pending legislation in the U.S. and around the world may impose additional obligations or risk on us associated with content uploaded by users to our platform.
We receive, process, store, use and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), the Florida Digital Bill of Rights, and other similar state laws that have taken effect or may take effect in 2026. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality and provide for significant penalties for non-compliance, in some cases including a private right of action. There are also a number of legislative proposals recently enacted or pending concerning content moderation, safety, transparency, and access, as well as data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
Seasonality
We have historically experienced seasonality in monthly active user growth, monetization on our platform and free cash flow. Historically, we have had lower sequential user growth in the second quarter. Industry advertising spend tends to be strongest in the fourth quarter resulting in higher revenue in the fourth quarter, and free cash flow is historically higher in the first quarter as we collect on the fourth quarter's higher revenue. We expect this seasonality to continue.
Talent management and development
In order to fulfill our mission of bringing everyone the inspiration to create a life they love, we strive to attract and retain top talent. To attract and retain great talent, we strive to create opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. As of December 31, 2025, we had 5,265 full-time employees.
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

Part I
be performed from anywhere the autonomy to live and work flexibly within their country or region, while prioritizing intentional in-person collaboration at our offices.
We provide robust compensation and benefits programs to help meet the needs of our employees and their families. In addition to salaries, these programs (which vary by country/region) include equity awards, sales incentive programs for eligible employees, a 401(k) Plan with Company matching, healthcare and insurance benefits, health savings and flexible spending accounts, flexible paid time off, family leave and family care support, flexible work schedules, employee assistance programs and charitable donation matching, among many others. We regularly review and update our compensation and benefits programs as needed to remain competitive with market compensation. Because every family is unique, we offer additional benefits to parents and caregivers with newborns in neonatal intensive care, adoptive parents and people experiencing miscarriage, and also offer fertility benefits globally. To promote financial wellbeing, we offer money management education, financial planning and investment services. To promote emotional wellbeing, we offer free access to mental health and wellbeing tools like Lyra and Calm.
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
A substantial portion of our revenue is derived from a small number of advertisers and is currently concentrated in certain verticals, particularly retail and CPG. We either contract directly with advertisers or with advertising agencies on behalf of advertisers, many of which are owned by large media corporations that exercise varying degrees of control over the agencies. Our business, revenue and financial results could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the large media corporations that control them.
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
•changes to our data privacy practices (including those relating to protecting the security and integrity of our platform, our use of AI, as well those resulting from changes to laws, regulations, legal decisions, or third-party policies) that affect the type or manner of advertising that we are able to provide;
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
•the macroeconomic conditions and the status of the advertising industry, such as fear of recession, inflation, the impact of tariffs and related retaliatory actions and other trade protection measures, supply chain issues and inventory and labor shortages, which could cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
•restrictions placed on, or the relevance of, ads outside of the United States;
•adverse publicity, whether or not accurate, relating to us or to online platforms in general (including those relating to data security and protection and AI), may tarnish our reputation and erode advertisers’ confidence in our platform;
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

Part I
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
There are many other factors that could negatively affect user growth, retention and engagement, including if:
•our competitors mimic our products or product features or create more engaging platforms or products, including from the implementation of AI, causing users to utilize their products instead of, or more frequently than, our products;
•we do not provide a compelling user experience because of the decisions we make regarding our products or the type and frequency of advertisements that we display;
•our platform's brand is less, or no longer, relevant to users;
•our content is not relevant to users’ personal taste and interests;
•there is not a sufficient number of consumer products discoverable or actionable through our platform;
•text, voice or visual search queries by users do not yield relevant results;
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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service as part of changes that we have implemented or may implement in the future, whether required or voluntarily, in connection with, for example, the GDPR, the Digital Services Act ("DSA"), the CCPA, and other international and U.S. federal and state privacy, youth and social media laws, among others;
•technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our service in a fast and reliable manner;
•we are unable to successfully educate users how to utilize new products and product features that we introduce, such as voice, video and shopping features;
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

Part I
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
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We are also subject to investor, political, legal or regulatory scrutiny of the decisions we make regarding content we remove from our platform. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and remove from our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other online platforms, such as the allegations of the impact of social media or online platforms on the mental health of users, may impact user engagement and advertising spending on our platform. Any of these factors could decrease our user growth, retention or engagement.
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

Part I
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
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Facebook, Instagram, Threads and MetaAI), Google (including Gemini, Lens and YouTube), OpenAI (including ChatGPT), Snap, Reddit, TikTok and X, which provide their users with a variety of online products, services, content (including video), and other offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Several of these competitors have longer operating histories, significantly greater financial, infrastructure, technical, research, marketing and other resources and larger user bases than we do. Several of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by users, advertisers, creators, publishers and other third parties. We may face additional competition with the introduction of new technologies and market entrants. For example, consumers may increasingly search for products using chatbots, virtual assistants or other generative AI technologies powered by large language models. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, many of our competitors have introduced shopping platforms and/or expanded their video- or voice-based and live shopping experiences. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than ours. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
We also face competition from smaller companies in one or more high-value verticals that offer users engaging content and commerce opportunities through similar technology, products, features or services to ours. In addition, emerging startups may be able to innovate and provide technology, products, services or features similar to ours or before us.
Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in user preferences. Barriers to entry in our industry are low and may be further lowered by commercial AI tools, and our intellectual property rights may not be sufficient to prevent competitors from launching comparable products or services.
In emerging international markets, where mobile devices often lack large storage capabilities, we may also compete with other applications for the limited space available on a user’s mobile device.

Part I
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
Growth in our advertising revenue depends on our ability to continue to develop and offer effective products and tools for advertisers. New ad formats that take up more space on our platform may result in fewer impressions. As the advertising market generates and develops new concepts and technologies, we have incurred, and may in the future incur, additional costs to implement more effective products and tools. We may introduce changes to our existing ad products or develop and introduce new and unproven ad products with which we have little or no prior experience. For example, as we execute on our business strategy of transitioning to provide full funnel advertising solutions there is no guarantee that the lower funnel performance advertising solutions that we have developed and that we may develop in the future will be attractive to or effective for advertisers or that we will otherwise be successful in executing on this strategy. Each of these could result in unintended outcomes or results that are not well received by advertisers. In addition, if new or enhanced ad products fail to attract or retain advertisers, we may fail to generate sufficient revenue. Further, continuing to develop and

Part I
improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers, our advertising revenue could be adversely affected.
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
We continue to develop and evolve our international growth strategy and may adjust the way we expand our business operations outside the United States. We may limit our expansion or decrease our operations in certain international markets, including discontinuing advertising in those markets or not monetizing those markets at all. Alternatively, we may enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. In certain international jurisdictions, we rely on sales teams comprised of contractors, over whom we have limited control compared to our employees. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. In addition, as part of our growth and monetization strategy in markets outside the United States, we are working to partner with local third-party sales organizations, which we refer to as resellers. However, there is no guarantee that resellers will choose to work with us or be willing to invest the time and resources required to train their staff to effectively sell our platform or that this strategy will be successful to increase average revenue per user in these markets. Further, in order to expand successfully, we need to offer content and products that are customized and relevant to local users and advertisers, which requires significant investment of time and resources.
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability, including armed conflict or hostilities, such as the ongoing situations in Ukraine and the Middle East;
•selective or inconsistent government regulatory action or enforcement;
•fluctuations in currency exchange rates and restrictions on currency conversions;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•lower ARPU from users in developing economies;
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

Part I
•increasing labor costs due to high wage inflation in certain international jurisdictions;
•compliance with statutory requirements relating to our equity;
•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise prevent us from freely moving cash;
•import and export controls and restrictions and changes in trade regulations, including sanctions or increased or new tariffs and related retaliatory actions or other trade protection measures;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•compliance with laws governing supply chains and related business operations;
•compliance with environmental, social and governance (ESG) laws and with GDPR and similar data privacy and data protection laws;
•compliance with laws such as those relating to online safety, intermediary liability or content moderation (such as laws restricting advertising to protect teens), or that might require us to provide user information, including confidential information, to local authorities or add significant requirements that make it difficult to operate in that jurisdiction;
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
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and platform in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of third parties and subject us to investor, political, legal or regulatory scrutiny. Any longer-term benefits may not materialize within the time frame we expect or at all.

Part I
We may not successfully execute or achieve the expected benefits of our restructuring plan, which could adversely affect our business.
During the first quarter of 2026, we initiated a global restructuring plan (the “Plan”) to support our transformation initiatives of reallocating resources to AI-focused roles and teams that drive AI adoption and execution, prioritizing AI-powered products and capabilities, and accelerating the transformation of our sales and go-to-market approach.
The Plan could adversely affect our business and results of operations due to any of the following: requiring costs, charges and impacts to cash flows greater than anticipated; adversely affecting our internal programs and our ability to recruit and retain skilled and motivated personnel; being distracting to employees and management; negatively impacting our business operations and reputation with or ability to serve customers; not generating the intended benefits to the extent or as quickly as anticipated; and not being able to exit or reduce office space as anticipated.
We may acquire other businesses, talent or technology, which could require significant management attention, disrupt our business and dilute stockholder value.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. For example, in the fourth quarter of 2025, we announced entry into a definitive agreement to acquire tvScientific, Inc. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any acquisitions, including the integration process will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by users, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The issuance of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. We may not be able to successfully complete announced transactions on a timely basis or at all, and our acquisitions are subject to scrutiny from regulators, which could block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser base could be impaired.
We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Pinterest” brand and reputation is critical to retaining and growing our user, creator, publisher and advertiser base. Maintaining and enhancing our brand and reputation depends largely on our content moderation practices and our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative products, which may require substantial investment and may not be successful, as well as application of our content moderation practices. From time to time, we introduce new products or updates to existing products that require users to agree to new terms of service that users may not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if users do not think the advertisements help them accomplish their objectives, or view the advertisements as intrusive, annoying or misleading or have poor experiences with our advertisers. In addition, our brand, identity and reputation may be adversely affected by perceptions of online platforms in general, including perceptions resulting from factors unrelated to the company’s actions or the content or actions of users, such as past boycotts of Facebook and X by some advertisers or allegations of the impact of social media on the mental health of users.
Our brand and reputation could also be negatively affected by the content or actions of our users that are deemed to be harmful or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for

Part I
illicit, illegal or objectionable ends, any of which could be facilitated or augmented by the use of AI technologies, including generative AI. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to enforce our policies against this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, including as a result of changes in government administration and policy positions, could damage our brand and reputation, regardless of the outcome.
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
Adverse publicity, regardless of its accuracy, relating to events or activities attributed to us, our employees, third-party vendors, users, creators, publishers or our advertisers, or to online platforms in general, may tarnish our reputation and reduce the value of our brand. If we fail to promote and maintain the “Pinterest” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, revenue and financial results could be harmed. In addition, parental or general public perception of our industry or our Company in particular could adversely affect the size, demographics, engagement, and loyalty of our user base.
Continued development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies, particularly as internet companies utilize AI to introduce new methods of search and discovery for consumers and AI reduces barriers to entry to compete with our products and services, as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or privacy and security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union's Artificial Intelligence Act (“EU AI Act”) came into effect in August 2024 and has various requirements that are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
Other companies may develop AI features and technologies that are similar or superior to our technologies, are more cost-effective to develop and deploy or that otherwise achieve more timely or successful market acceptance. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models.
Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of appropriate protections and safeguards for handling the use of data with AI technologies, which may be

Part I
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
As an online platform, we are frequently targeted by cybersecurity attacks because we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information in the ordinary course of our business. There can be no assurance that any cybersecurity attack or incident will not be material or ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs, misconfigurations, vulnerabilities or other technical malfunctions, cybersecurity attacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future attempt to induce our personnel, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or personnel's, users', creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third-party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, which could negatively affect our platform, reputation, and business.
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

Part I
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to communicate with or understand the identity of our users or our ability to collect or use information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple's Intelligent Tracking Prevention (“ITP”) feature in its Safari browser blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Further, Apple implemented certain changes, including an AppTrackingTransparency framework that limits the ability of mobile applications to obtain access to an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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

Part I
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of minors (including teens), creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area ("EEA") and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the EEA, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, of which Pinterest is a participant, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer UK and EEA user personal data outside of the EEA. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which became operative recently or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other

Part I
interactive platforms by teens have passed or have been proposed, including laws: prohibiting offering services to teens, prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease users or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk, compliance costs and potential fines for us and our third-party partners.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. In addition, we may be required to submit privacy impact assessments to certain regulators. If these policies, materials, impact assessments, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class-action litigation or mass arbitration demands.
Any failure or perceived failure by us to comply with our privacy policies, data privacy-related obligations to users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure to comply with these laws and regulations, or regulatory scrutiny, can result in governmental enforcement actions or litigation that could expose our business to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in our products, decline in user or advertiser growth or damage to our brand and reputation. Companies in the technology industry have recently experienced increased regulatory scrutiny relating to data privacy and data protection, and we have become subject to enhanced scrutiny and enforcement actions from regulators to ensure compliance with data privacy and data protection laws and regulations. The GDPR, U.S. state privacy laws, youth social media and privacy laws, and other such laws and regulations impose new and burdensome obligations, and include substantial uncertainty as to their interpretation, and we are subject to challenges in addressing their requirements, which could result in fines or penalties, lead us to change our data privacy policies and practices, how our product currently operates, and limit our ability to deliver personalized advertising by, for example, requiring users to opt-in to personalized advertising. Public statements and complaints against us by consumer advocacy groups or others could also cause users to lose trust in us, which could result in declines in user growth, retention or engagement and have an adverse effect on our brand, reputation and business. Additionally, if third parties that we work with, such as advertisers, service providers, partners or developers, violate applicable laws or our policies, these violations may also put users’ information at risk.
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some state privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, which in turn may negatively impact users' experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient.
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

Part I
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
Our advertisers must be able to easily buy, forecast, optimize and measure the performance of ads on a responsive and stable platform. Advertisers will not continue to do business with us if our technology infrastructure is not reliable. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We have gaps in our ability to deploy changes safely to the site, which increases the risk of disruptive intentional and unintentional (and potentially premature) updates and changes being made directly to our live platforms and services. As our user, content and advertiser base, number of actionable consumer products, sophistication of our machine learning models and the volume and types of information shared on our service continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy the needs of users, content creators and advertisers, which could increase our costs. We may be unable to effectively scale and grow our technology infrastructure to accommodate these increased demands or to achieve our business objectives. Further, in the event of a systems failure, employee error, failure or interruption of services by AWS, or malicious intent by employees or third parties, we may lose all or substantial amounts of data and we may not be able to recover such data quickly or at all.
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
We currently depend on the continued services and performance of our key personnel, including William Ready and others. Mr. Ready's employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. Similarly, Mr. Silbermann is currently non-executive Chair of the Board and

Part I
may resign at any time. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our computer vision, AI, machine learning, design, marketing, sales and product development personnel, could disrupt our operations and harm our business. This risk is particularly heightened in an environment where companies, including us, slow down hiring or reduce their workforce, as we have done under the Plan, which involves the reduction of our workforce, and will continue to find ways to further reduce costs due to macroeconomic conditions.
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, AI and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive, particularly as a result of our workforce reduction under the Plan. Certain legal, regulatory, and policy developments, such as changes to policies and requirements regarding immigration and visas, may also negatively impact our ability to attract, hire and retain highly talented personnel, or may lead to public scrutiny, investigations, litigation, and regulatory or other proceedings related to our policies and procedures. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees' and potential employees' expectations, we may experience difficulties attracting and retaining personnel.
Further, our ongoing efforts to implement terms of the settlement agreement with respect to certain derivative lawsuits and resolve certain related allegations or claims have resulted in, and will continue to result in, increased costs, as well as consuming management's time and attention. Further, there has been increased scrutiny of companies' human capital management practices and initiatives. If efforts around inclusion and belonging are perceived as insufficient or overdone, we may not be able to attract and retain talent, we may be subject to public scrutiny, investigations, litigation, and regulatory and other proceedings and our brand and reputation and stock price may be harmed.
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
We depend in part on internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our platform. For example, when a user types a query into a search engine, we may receive traffic and acquire new users when those search results include Pins, boards, users and other features of our platform that cause the user to click on the Pinterest result or create a Pinterest account. These actions grow our users due to signups of new users and increase retention and engagement of existing users.
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

Part I
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
Traditional search engines compete with new methods of search, particularly those powered by AI, and as a result traditional search engines may provide less traffic to our platform, which could negatively impact our business and results of operations.
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
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. We have experienced AWS outages in the past and may experience such outages in the future. If users, creators, publishers or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose users, creators, publishers or advertisers.
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

Part I
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
We are subject to many U.S. federal and state and international laws and regulations that involve matters central to our business, including laws and regulations that involve data use, data security, data protection, intellectual property (including copyright and patent laws), harmful or illegal content, teen safety, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. We may be sued or face regulatory action for claims relating to content or information that is published or made available on our platform or the application of our content policies. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on our platform. This risk may increase as we develop and increase the use of certain products or product features, such as video content, for which identifying such content is challenging. Additionally, some controversial content

Part I
may not be banned on our platform and, even if it is not featured in advertisements or recommendations to users, may still appear in search results or be saved on boards. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if policy-violating content is found on our platform, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and, in some cases, payment of damages. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. New and changing laws, regulations, executive orders, directives, enforcement priorities and policy positions, including as a result of changes in government administration, can also create uncertainty about how such laws and regulations will be interpreted and applied to us.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act ("DMCA"), the Communications Decency Act ("CDA"), the fair-use doctrine in the United States, the EU E-Commerce Directive, the EU AI Act and the DSA. These frameworks and defenses may limit but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. For example, the CDA has been amended by Congress and interpreted by courts in ways that have narrowed its applicability. Further, the Russmedia decision by the Court of Justice of the European Union has created uncertainty regarding the status of longstanding intermediary liability provisions under EU law, which may result in additional obligations for online platforms, as well as increased litigation and liability. Additionally, in June 2025, the Brazilian Supreme Court partially invalidated the country's limitation on platform liability for third-party content. The new court precedent requires platforms to remove unlawful content upon notice even in the absence of a court order, and to implement proactive measures to prevent and remove illegal ads and content related to certain crimes under Brazilian law. As a result, we may face increased litigation and/or regulatory enforcement. If the statutory regimes are amended or repealed, if the rules around these doctrines change, if international jurisdictions refuse to apply similar protections to the US, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices or operations.
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
We may also experience statutory or regulatory scrutiny for our policies governing content and advertising on our platform. Responding to such scrutiny could require significant resources, and any required changes to our operations may result in retention issues of our users.
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

Part I
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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, including class action lawsuits, mass arbitrations, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, AI, safety, law enforcement, civil rights, the use of our platform for illegal purposes, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform, or based on decisions we make regarding what content is allowed on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, can be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, product offerings and features, require significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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

Part I
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
A portion of the technologies we use incorporates software, models, code, data, or other intellectual property that are offered under free, open source, source-available, or similar types of licenses (collectively, "open source"), and we may incorporate such open source intellectual property in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we make publicly available source code, model weights, or data for any modifications or derivative works we create based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license for no cost, or that we restrict the use of models or data to certain use cases. Some open source software may include AI software, including generative AI, or other software that incorporates or relies on AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of AI software, tools, and their output have not been fully interpreted by U.S. courts or addressed by federal or state regulations.
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

Part I
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
Risks Relating to Our Financial Statements and Performance
We have incurred operating losses in the past, anticipate increasing our costs and expenses, may incur operating losses in the future and may not maintain profitability.
We have incurred significant net losses in the past and generated net income only recently. We generated net income of $416.9 million and $1,862.1 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $35.6 million for the year ended December 31, 2023. As of December 31, 2025, we had retained earnings of $128.7 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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

Part I
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
In addition, some of our user demographic data may be incomplete or inaccurate. For example, because users self-report their date of birth, our age-demographic data may differ from users’ actual ages. In addition, our data regarding the geographic location of users and revenue by user geography is estimated based on a number of factors, which may not always accurately reflect the actual location and may be different depending on the metric we are calculating. For example, if a user uses a proxy server or if there are other data limitations we may not be able to accurately reflect the user's actual

Part I
location. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business.
Our operations and financial condition could be adversely impacted if we are unable to obtain additional financing, if needed, or if we default on our credit obligations.
We may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution or other adverse impacts. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.
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

Part I
Our ability to use or benefit from our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had federal, California and other state net operating loss carryforwards of $2,160.6 million, $554.3 million and $956.4 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2029 and 2026, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions.
Adverse global economic and financial conditions could harm our business and financial condition.
Adverse global economic and financial events, such as epidemics, pandemics and other public health emergencies, political, social and economic instability, the ongoing situations in Ukraine and the Middle East, recession or fears of recession, inflation, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value.
Although our board of directors has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated, renewed or exhausted or that it will enhance long-term stockholder value. The program could also affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program would diminish our cash reserves.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 73.2% of the voting power of our outstanding capital stock as of December 31, 2025. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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

Part I
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indices. In addition, several stockholder advisory firms and institutional investors have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause institutional investors to vote against our director nominees and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices, recommend that stockholders vote against certain company annual stockholder meeting proposals or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by institutional investors or stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.
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

Part I
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual class structure and the significant voting control of holders of our Class B common stock;
•announcements by us or our competitors of new products, features, services, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•announcements by advertisers on our platform regarding their advertising strategy and results of operations, and the public's reaction to those announcements;
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

Part I
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
Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. Additionally, our 2019 Omnibus Incentive Plan (the "2019 Plan") contains an evergreen provision which automatically increases on the first day of each fiscal year through and including January 1, 2029, the number of shares of our Class A common stock reserved for issuance under the plan by five percent of the total number of shares of our Class A common stock and our Class B common stock outstanding, or a lesser number determined by our board of directors. We currently have shares of Class A common stock that will be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of December 31, 2025, we had 5,847,078,925 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Part I
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

Part I
Item 2. Properties
Facilities
Our corporate headquarters is located in San Francisco, California, where we occupy approximately 120,000 square feet of leased office space, excluding leases we have ceased to use. As of December 31, 2025, we maintained offices in various locations in the United States and internationally totaling approximately 604,000 square feet. We believe that our facilities are sufficient for our existing needs.
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
Holders of record
As of February 6, 2026, there were 100 stockholders of record of our Class A common stock and 38 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs
October 1 - October 31, 2025	3,172,749	$31.85	3,140,751	1,372,788,677
November 1 - November 30, 2025	14,786,360	$27.05	14,786,360	972,788,686
December 1 - December 31, 2025	—	$—	—	972,788,686
Total	17,959,109		17,927,111

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.

Part II
(2)Average price paid per share includes costs associated with repurchases and excludes $3.3 million excise tax resulting from the Inflation Reduction Act of 2022.
(3)On November 5, 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Refer to Note 8 to our consolidated financial statements for further information on our stock repurchase program.
Stock performance graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pinterest, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq CTA Internet Index (QNET Index) for the five years ended December 31, 2025. The graph assumes $100 was invested in our Class A common stock and in each index on the last trading day for the year ended December 31, 2020 and assumes the reinvestment of all dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview of 2025 results
Our key financial and operating results as of and for the year ended December 31, 2025 are as follows:
•Revenue was $4,221.8 million, an increase of 16% on a reported and 15% on a constant currency basis compared to 2024.
•MAUs were 619 million, an increase of 12% compared to December 31, 2024.
•Share-based compensation expense was $880.5 million, an increase of $114.7 million compared to 2024.
•Income from operations was $319.9 million, an increase of $140.1 million compared to 2024.
•Net income was $416.9 million and Adjusted EBITDA was $1,270.0 million.
•Net cash provided by operating activities was $1,284.3 million and free cash flow was $1,251.9 million.
•Cash, cash equivalents and marketable securities were $2,467.2 million.
•Headcount was 5,265.

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

Part II
A portion of our MAUs visit Pinterest on a weekly basis. We define a weekly active user (“WAU”) as an authenticated Pinterest user who visits our website, opens our mobile application or interacts with Pinterest through one of our browser or site extensions, such as the Save button, at least once during the seven-day period ending on the date of measurement. As of December 31, 2025, the proportion of WAUs to MAUs, which has stayed relatively consistent over time, was 62%.
As of December 31, 2025, global MAUs increased compared to December 31, 2024, primarily due to our ongoing investments in relevance and personalization.

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

Quarterly average revenue per user

For the year ended December 31, 2025, global ARPU was $7.21, which represents an increase of 4% compared to the year ended December 31, 2024. For the year ended December 31, 2025, U.S. and Canada ARPU was $30.84, an increase of 6%, Europe ARPU was $5.12, an increase of 21%, and Rest of World ARPU was $0.83, an increase of 40% compared to the year ended December 31, 2024.
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

Part II
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$416,855	$1,862,106	$(35,610)
Depreciation and amortization	25,151	21,266	21,509
Share-based compensation	880,463	765,795	647,860
Payroll tax expense related to share-based compensation(1)	30,984	30,787	24,131
Interest (income) expense, net	(110,493)	(127,003)	(105,439)
Other (income) expense, net	(15,514)	19,215	(3,799)
Provision for (benefit from) income taxes(2)	29,035	(1,574,501)	19,170
Legal settlement(3)	—	34,650	—
Restructuring charges	—	—	126,882
Non-cash charitable contributions	13,495	—	12,890
Adjusted EBITDA	$1,269,976	$1,032,315	$707,594

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
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	As Reported	Constant Currency(1)
Revenue	$4,221,767	$3,646,166	16%	15%

(1)On a constant currency basis, revenue for the year ended December 31, 2025 was $4,205.3 million due to a $16.5 million favorable impact of changes in foreign exchange rates.

Part II
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of free cash flow
Net cash provided by operating activities	$1,284,264	$964,594	$612,961
Less:
Purchases of property and equipment	(32,375)	(24,606)	(8,063)
Free cash flow	$1,251,889	$939,988	$604,898

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
Sales and marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing, and customer service functions, advertising and promotional expenditures, services provided by third-party resellers, professional services, amortization of acquired intangible assets and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
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

Part II
Results of operations
The following tables set forth our consolidated statements of operations data (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$4,221,767	$3,646,166	$3,055,071
Costs and expenses(1):
Cost of revenue	841,521	750,355	688,760
Research and development	1,427,447	1,240,564	1,068,416
Sales and marketing	1,166,705	1,011,772	911,166
General and administrative	466,211	463,658	512,407
Total costs and expenses	3,901,884	3,466,349	3,180,749
Income (loss) from operations	319,883	179,817	(125,678)
Interest income (expense), net	110,493	127,003	105,439
Other income (expense), net	15,514	(19,215)	3,799
Income (loss) before provision for (benefit from) income taxes	445,890	287,605	(16,440)
Provision for (benefit from) income taxes	29,035	(1,574,501)	19,170
Net income (loss)	$416,855	$1,862,106	$(35,610)
Adjusted EBITDA(2)	$1,269,976	$1,032,315	$707,594

(1)Includes share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$19,541	$14,836	$11,117
Research and development	567,571	497,442	422,964
Sales and marketing	149,565	122,149	96,798
General and administrative	143,786	131,368	116,981
Total share-based compensation	$880,463	$765,795	$647,860
(2)See “Non-GAAP Financial Measures” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
The following table sets forth our consolidated statements of operations data (as a percentage of revenue):

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	20	21	23
Research and development	34	34	35
Sales and marketing	28	28	30
General and administrative	11	13	17
Total costs and expenses	92	95	104
Income (loss) from operations	8	5	(4)
Interest income (expense), net	3	3	3
Other income (expense), net	—	(1)	—
Income (loss) before provision for (benefit from) income taxes	11	8	(1)
Provision for (benefit from) income taxes	1	(43)	1
Net income (loss)	10%	51%	(1%)

Part II
Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Revenue	$4,221,767	$3,646,166	16%
Revenue for the year ended December 31, 2025 increased by $575.6 million compared to the year ended December 31, 2024, primarily due to growth in demand from our conversion and awareness objectives. Revenue increased 16% on a reported and 15% on a constant currency basis compared to 2024. Revenue growth was primarily driven by a 4% increase in ARPU supported by an 11% increase in average MAUs for the year ended December 31, 2025 compared to the year ended December 31, 2024. The number of advertisements served increased by 49% while the price of advertisements decreased by 22% compared to the year ended December 31, 2024.
Revenue based on our estimate of the geographic location of our users increased by 10% in the U.S. and Canada to $3,173.1 million, Europe revenue increased by 31% to $775.0 million and Rest of World revenue increased by 62% to $273.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cost of revenue

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Cost of revenue	$841,521	$750,355	12%
Percentage of revenue	20%	21%
Cost of revenue for the year ended December 31, 2025 increased by $91.2 million compared to the year ended December 31, 2024. The increase was primarily due to increased users and engagement.
Research and development

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Research and development	$1,427,447	$1,240,564	15%
Percentage of revenue	34%	34%
Research and development for the year ended December 31, 2025 increased by $186.9 million compared to the year ended December 31, 2024. The increase was primarily due to an 18% increase in personnel expenses due to higher headcount, a $70.1 million increase in share-based compensation expense and a $10.8 million increase in allocated facilities costs.

Part II
Sales and marketing

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Sales and marketing	$1,166,705	$1,011,772	15%
Percentage of revenue	28%	28%
Sales and marketing for the year ended December 31, 2025 increased by $154.9 million compared to the year ended December 31, 2024. The increase was primarily due to a 19% increase in personnel expenses due to higher headcount, a $27.4 million increase in share-based compensation expense, a $23.9 million increase in outsourced services costs, a $12.6 million increase in marketing expenses and a $9.7 million increase in allocated facilities costs.
General and administrative

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
General and administrative	$466,211	$463,658	1%
Percentage of revenue	11%	13%
General and administrative for the year ended December 31, 2025 increased by $2.6 million compared to the year ended December 31, 2024. The increase was primarily due to a 10% increase in personnel expenses due to higher headcount, $13.5 million in non-cash charitable contributions and a $12.4 million increase in share-based compensation expense, offset by a $34.7 million legal settlement, net of insurance proceeds, in 2024 and a decrease in outsourced services costs.
Interest and other income (expense), net

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Interest income (expense), net	$110,493	$127,003	(13%)
Other income (expense), net	15,514	(19,215)	181%
Interest and other income (expense), net	$126,007	$107,788	17%
Interest and other income (expense), net for the year ended December 31, 2025 increased by $18.2 million compared to the year ended December 31, 2024. The increase was primarily due to higher foreign currency exchange gains offset by lower returns on our cash equivalents and marketable securities as a result of lower interest rates.
Provision for (benefit from) income taxes

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Provision for (benefit from) income taxes	$29,035	$(1,574,501)	NM

NM = Not meaningful
The provision for income taxes for the year ended December 31, 2025 was $29.0 million, as compared to a benefit from income taxes of $1,574.5 million for the year ended December 31, 2024. The tax benefit during the year ended December 31, 2024 was primarily due to the release of our valuation allowance on our U.S. federal and state, excluding California, deferred tax assets.

Part II
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2025 are included in our provision for income taxes for the year ended December 31, 2025 and were not material. We are currently evaluating the impact of the legislation on our consolidated financial statements for future periods.
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
Net income and adjusted EBITDA

	Year Ended December 31,
	2025	2024	% change
	(in thousands)
Net income	$416,855	$1,862,106	(78%)
Adjusted EBITDA	$1,269,976	$1,032,315	23%

Net income for the year ended December 31, 2025 was $416.9 million, as compared to $1,862.1 million for the year ended December 31, 2024. Adjusted EBITDA was $1,270.0 million for the year ended December 31, 2025, as compared to $1,032.3 million for the year ended December 31, 2024, due to the factors described above. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Liquidity and capital resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application. As of December 31, 2025, we had $2,467.2 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of December 31, 2025, $216.2 million of our cash and cash equivalents was held by our foreign subsidiaries.
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

Part II
obligations under the 2022 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets.
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2025. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2025.
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
Our material cash requirements as of December 31, 2025 include our $312.3 million commitment with Amazon Web Services, for which we are not subject to annual purchase commitments, and our $323.5 million of operating lease obligations, of which $50.0 million is due within the next 12 months. In December 2025, we entered into a definitive agreement to acquire tvScientific, for $450.0 million in cash, subject to certain adjustments, which is also due within the next 12 months.
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the year ended December 31, 2025, we repurchased and retired 30,108,015 shares of our Class A common stock for an aggregate purchase price of $927.0 million at an average price per share of $30.79, including $3.3 million excise tax resulting from the Inflation Reduction Act of 2022. As of December 31, 2025, $972.8 million remained available for repurchases under the stock repurchase program.
For the years ended December 31, 2025 and 2024, our net cash flows and free cash flow were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,284,264	$964,594
Investing activities	$(134,482)	$(221,017)
Financing activities	$(1,317,942)	$(968,319)
Free cash flow(1)	$1,251,889	$939,988

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $319.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in our net income as adjusted for certain non-cash items.
Investing activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash used in

Part II
investing activities decreased by $86.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in maturities of marketable securities offset by an increase in purchases of marketable securities.
Financing activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock and proceeds from the exercise of stock options. Net cash used in financing activities increased by $349.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in cash paid for repurchases of our Class A common stock.
Free cash flow
Free cash flow increased $311.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Revenue recognition
We generate revenue by delivering ads on our website and mobile application. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis, views an ad contracted on CPM or CPD basis or views a video ad contracted on CPV basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM, CPV, or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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

Part II
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
Foreign currency exchange risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our foreign currency gain or loss for the years ended December 31, 2025, 2024 and 2023.
Interest rate risk
As of December 31, 2025, we held cash, cash equivalents and marketable securities of $2,467.2 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $8.5 million and $8.5 million as of December 31, 2025 and 2024, respectively.

Part II
Item 8. Financial statements and supplementary data
Pinterest, Inc.
Index to consolidated financial statements

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pinterest, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026, expressed an unqualified opinion thereon.
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
The Company’s revenue recognition process utilizes multiple systems and tools for the initiation, processing, and recording of a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, tools and controls which require significant audit effort.

How We Addressed the Matter in Our Audit
With the support of our information technology professionals, we obtained an understanding of the initiation, processing and recording of revenue transactions and tested the relevant systems, tools and controls. For example, we tested controls addressing the accurate recording of delivered advertisements.
To test the Company’s recognition of revenue, our audit procedures included, among others, testing that revenue recognized reconciles to amounts recorded to accounts receivables and cash receipts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 12, 2026

Part II
Report of independent registered public accounting firm
To the Stockholders and the Board of Directors of Pinterest, Inc.
Opinion on internal control over financial reporting
We have audited Pinterest, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pinterest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12,2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 12, 2026

Part II
Pinterest, Inc.
Consolidated balance sheets
(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$969,342	$1,136,460
Marketable securities	1,497,811	1,376,409
Accounts receivable, net	997,849	893,403
Prepaid expenses and other current assets	90,735	78,435
Total current assets	3,555,737	3,484,707
Property and equipment, net	66,451	45,624
Operating lease right-of-use assets	150,399	85,867
Goodwill and intangible assets, net	106,310	110,103
Deferred tax assets	1,592,153	1,602,539
Other assets	21,082	13,820
Total assets	$5,492,132	$5,342,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,810	$84,026
Accrued expenses and other current liabilities	335,663	314,107
Total current liabilities	465,473	398,133
Operating lease liabilities	220,581	151,364
Other liabilities	60,840	42,009
Total liabilities	746,894	591,506
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 584,866 and 593,462 shares issued and outstanding as of December 31, 2025 and 2024, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 79,680 and 82,471 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	7
Additional paid-in capital	4,612,205	5,039,439
Accumulated other comprehensive income (loss)	4,333	(130)
Retained earnings (accumulated deficit)	128,693	(288,162)
Total stockholders’ equity	4,745,238	4,751,154
Total liabilities and stockholders’ equity	$5,492,132	$5,342,660

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$4,221,767	$3,646,166	$3,055,071
Costs and expenses:
Cost of revenue	841,521	750,355	688,760
Research and development	1,427,447	1,240,564	1,068,416
Sales and marketing	1,166,705	1,011,772	911,166
General and administrative	466,211	463,658	512,407
Total costs and expenses	3,901,884	3,466,349	3,180,749
Income (loss) from operations	319,883	179,817	(125,678)
Interest income (expense), net	110,493	127,003	105,439
Other income (expense), net	15,514	(19,215)	3,799
Income (loss) before provision for (benefit from) income taxes	445,890	287,605	(16,440)
Provision for (benefit from) income taxes	29,035	(1,574,501)	19,170
Net income (loss)	$416,855	$1,862,106	$(35,610)
Net income (loss) per share:
Basic	$0.62	$2.74	$(0.05)
Diluted	$0.61	$2.67	$(0.05)
Weighted-average shares used in computing net income (loss) per share:
Basic	674,706	678,831	674,641
Diluted	687,771	698,376	674,641

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of comprehensive income (loss)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$416,855	$1,862,106	$(35,610)
Other comprehensive income (loss), net of taxes:
Change in unrealized gain on available-for-sale marketable securities	1,949	996	10,001
Change in foreign currency translation adjustment and other	2,514	(113)	405
Comprehensive income (loss)	$421,318	$1,862,989	$(25,204)

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of stockholders’ equity
(in thousands)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	683,202	$7	$5,407,724	$(11,419)	$(2,114,658)	$3,281,654
Release of restricted stock units, net	12,776	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(335,019)	—	—	(335,019)
Issuance of common stock for cash upon exercise of stock options, net	2,756	—	8,499	—	—	8,499
Issuance of common stock related to charitable contributions	500	—	12,890	—	—	12,890
Repurchases of Class A common stock	(21,216)	—	(500,000)	—	—	(500,000)
Share-based compensation	—	—	647,860	—	—	647,860
Other comprehensive income	—	—	—	10,406	—	10,406
Net loss	—	—	—	—	(35,610)	(35,610)
Balance as of December 31, 2023	678,018	$7	$5,241,954	$(1,013)	$(2,150,268)	$3,090,680
Release of restricted stock units, net	14,397	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(390,254)	—	—	(390,254)
Issuance of common stock for cash upon exercise of stock options, net	2,643	—	22,142	—	—	22,142
Repurchases of Class A common stock	(19,125)	—	(600,198)	—	—	(600,198)
Share-based compensation	—	—	765,795	—	—	765,795
Other comprehensive income	—	—	—	883	—	883
Net income	—	—	—	—	1,862,106	1,862,106
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	16,385	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(398,982)	—	—	(398,982)
Issuance of common stock for cash upon exercise of stock options, net	1,836	—	8,053	—	—	8,053
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(30,108)	—	(930,263)	—	—	(930,263)
Share-based compensation	—	—	880,463	—	—	880,463
Other comprehensive income	—	—	—	4,463	—	4,463
Net income	—	—	—	—	416,855	416,855
Balance as of December 31, 2025	664,546	$7	$4,612,205	$4,333	$128,693	$4,745,238

The accompanying notes are an integral part of these consolidated financial statements.

Part II
Pinterest, Inc.
Consolidated statements of cash flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$416,855	$1,862,106	$(35,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,151	21,266	21,509
Share-based compensation	880,463	765,795	647,860
Deferred income taxes	10,468	(1,600,434)	(1,838)
Non-cash charitable contributions	13,495	—	12,890
Impairment and abandonment charges for leases and leasehold improvements	—	—	117,315
Net amortization of investment premium and discount	(18,092)	(29,017)	(21,897)
Other	7,848	2,320	(2,654)
Changes in assets and liabilities:
Accounts receivable	(104,398)	(128,946)	(80,782)
Prepaid expenses and other assets	(3,502)	(17,187)	19,861
Operating lease right-of-use assets	30,895	32,711	55,324
Accounts payable	42,902	3,828	(9,261)
Accrued expenses and other liabilities	15,359	91,632	(43,249)
Operating lease liabilities	(33,180)	(39,480)	(66,507)
Net cash provided by operating activities	1,284,264	964,594	612,961
Investing activities
Purchases of property and equipment	(32,375)	(24,606)	(8,063)
Purchases of marketable securities	(1,566,944)	(1,510,013)	(1,308,020)
Sales of marketable securities	31,475	22,040	35,850
Maturities of marketable securities	1,433,362	1,291,562	1,243,240
Net cash used in investing activities	(134,482)	(221,017)	(36,993)
Financing activities
Proceeds from exercise of stock options, net	8,053	22,133	8,256
Repurchases of Class A common stock	(927,013)	(600,198)	(500,000)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(398,982)	(390,254)	(335,019)
Net cash used in financing activities	(1,317,942)	(968,319)	(826,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,301	(2,569)	1,667
Net decrease in cash, cash equivalents and restricted cash	(165,859)	(227,311)	(249,128)
Cash, cash equivalents and restricted cash, beginning of period	1,141,221	1,368,532	1,617,660
Cash, cash equivalents and restricted cash, end of period	$975,362	$1,141,221	$1,368,532

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$969,342	$1,136,460	$1,361,936
Restricted cash included in prepaid expenses and other current assets	—	—	2,542
Restricted cash included in other assets	6,020	4,761	4,054
Total cash, cash equivalents and restricted cash	$975,362	$1,141,221	$1,368,532

Supplemental cash flow information
Cash paid for income taxes, net	$22,376	$25,018	$19,173
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$107,133	$31,132	$32,784

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
Use of estimates
Preparing our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and judgments on historical experience and various other assumptions that we consider reasonable. GAAP requires us to make estimates and assumptions in several areas, including the fair values of financial instruments, assets acquired and liabilities assumed through business combinations, share-based awards, and contingencies, the recognition, measurement and valuation of deferred income taxes, the useful lives of our intangible assets and property and equipment, the incremental borrowing rate we use to determine our operating lease liabilities, and revenue recognition, among others. Actual results could differ materially from these estimates and judgments.
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

Part II
do not disclose the value of unsatisfied performance obligations because the original expected duration of our contracts is generally less than one year.
For revenue generated from arrangements that involve third parties, we evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon which party obtains control of the specified goods or services before they are transferred to the customer. In making this determination we consider the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
Certain customers may receive incentives or credits, which are accounted for as variable consideration. We estimate these amounts and reduce revenue based on the amounts expected to be provided to customers. We believe that there will not be significant changes to our estimates of variable consideration for the periods presented.
We record sales commissions in sales and marketing as incurred because we would amortize these over a period of less than one year.
Our total deferred revenue was $47.5 million and $23.4 million as of December 31, 2025 and 2024, respectively. We expect materially all of our deferred revenue to be recognized in the subsequent quarter.
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
Share-based compensation
Restricted stock units ("RSUs"), restricted stock awards ("RSAs") and stock options granted under our 2019 Omnibus Incentive Plan (the "2019 Plan") are generally subject only to a service condition. We also grant awards subject to performance or market conditions to certain executives from time to time. We record share-based compensation expense over the requisite service period, which is typically two to four years, on a straight-line basis for awards subject only to a service condition and on a graded-vesting basis for awards subject to performance or market conditions. We account for forfeitures as they occur.
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
Advertising expenses
We record advertising expenses as incurred and include these in sales and marketing in the consolidated statements of operations. Advertising expenses were $168.8 million, $161.5 million and $145.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Part II
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
Leases and operating lease incremental borrowing rate
We lease office space under operating leases with expiration dates through 2036. We determine whether an arrangement constitutes a lease at inception and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement and we do not allocate consideration between lease and non-lease components.

Part II
For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Business combinations
We include the results of operations of businesses that we acquire in our consolidated financial statements beginning on their respective acquisition dates. We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. When the fair value of the purchase consideration exceeds the fair values of the identifiable assets and liabilities acquired, we record the excess as goodwill. Our estimates of fair value are based on assumptions we believe to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets and liabilities acquired with the corresponding offset to goodwill. Any adjustments after the measurement period are reflected in our consolidated statements of operations.
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
Foreign currency
The functional currency of our international subsidiaries is generally their local currency. We translate our subsidiaries’ financial statements into U.S. dollars using month-end exchange rates for assets and liabilities and rates that approximate those in effect during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) in stockholders’ equity. We record foreign exchange transaction gains and losses in other income (expense), net. Our net foreign exchange gains and losses were not material for the periods presented.
Concentration of business risk
We have an agreement with Amazon Web Services (“AWS”) to provide the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. We are currently required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on

Part II
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
No customer accounted for more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023.
Our accounts receivable are generally unsecured. We monitor our customers’ credit quality on an ongoing basis and maintain reserves for estimated credit losses. Bad debt expense was not material for the years ended December 31, 2025, 2024 and 2023.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted ASU 2023-09 prospectively as of January 1, 2025, and the effects of adoption on our consolidated financial statements were not material. Refer to Note 10 to our consolidated financial statements for further information.
Recent Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting for and disclosure of software costs. ASU 2025-06 will be effective for us beginning January 1, 2028. The amendments may be applied using a prospective, retrospective, or modified transition approach, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.

Part II
2. Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$160,698	$—	$—	$160,698
Money market funds	452,315	—	—	452,315
Commercial paper	286,897	6	(24)	286,879
U.S. treasury securities	64,926	8	—	64,934
Corporate bonds	4,516	—	—	4,516
Total cash and cash equivalents	969,352	14	(24)	969,342
Marketable securities:
Corporate bonds	704,069	2,277	(58)	706,288
U.S. treasury securities	373,920	929	(5)	374,844
Commercial paper	253,304	163	(1)	253,466
Certificates of deposit	163,081	132	—	163,213
Total marketable securities	1,494,374	3,501	(64)	1,497,811
Total	$2,463,726	$3,515	$(88)	$2,467,153

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$111,718	$—	$—	$111,718
Money market funds	861,824	—	—	861,824
Commercial paper	150,464	1	(9)	150,456
Corporate bonds	8,307	—	(3)	8,304
Certificates of deposit	4,158	—	—	4,158
Total cash and cash equivalents	1,136,471	1	(12)	1,136,460
Marketable securities:
Corporate bonds	515,301	1,385	(474)	516,212
U.S. treasury securities	425,677	439	(763)	425,353
Commercial paper	260,205	191	(11)	260,385
Certificates of deposit	171,892	151	(22)	172,021
Non-U.S. government and supranational bonds	2,437	1	—	2,438
Total marketable securities	1,375,512	2,167	(1,270)	1,376,409
Total	$2,511,983	$2,168	$(1,282)	$2,512,869
Our allowance for credit losses for our marketable securities was not material as of December 31, 2025 and 2024.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

December 31, 2025
Due in one year or less	$1,028,215
Due after one to five years	469,596
Total	$1,497,811
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

Part II
3. Fair value of financial instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$452,315	$—	$—	$452,315
Commercial paper	—	286,879	—	286,879
U.S. treasury securities	64,934	—	—	64,934
Corporate bonds	—	4,516	—	4,516
Marketable securities:
Corporate bonds	—	706,288	—	706,288
U.S. treasury securities	374,844	—	—	374,844
Commercial paper	—	253,466	—	253,466
Certificates of deposit	—	163,213	—	163,213
Other assets:
Certificates of deposit	$—	$6,020	$—	$6,020

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$861,824	$—	$—	$861,824
Commercial paper	—	150,456	—	150,456
Corporate bonds	—	8,304	—	8,304
Certificates of deposit	—	4,158	—	4,158
Marketable securities:
Corporate bonds	—	516,212	—	516,212
U.S. treasury securities	425,353	—	—	425,353
Commercial paper	—	260,385	—	260,385
Certificates of deposit	—	172,021	—	172,021
Non-U.S. government and supranational bonds	—	2,438	—	2,438
Other assets:
Certificates of deposit	$—	$4,761	$—	$4,761
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Part II
4. Other balance sheet components
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$95,309	$78,136
Furniture and fixtures	23,752	22,630
Computer and network equipment	33,092	31,407
Total property and equipment	152,153	132,173
Less: accumulated depreciation	(105,512)	(89,746)
Construction in progress	19,810	3,197
Property and equipment, net	$66,451	$45,624
Depreciation expense was $19.4 million, $13.9 million and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,
	2025	2024
Accrued hosting expenses	$67,964	$56,946
Accrued compensation	57,089	52,717
Accrued legal expenses	11,440	47,599
Operating lease liabilities	41,437	34,425
Deferred revenue	47,467	23,387
Other accrued expenses	110,266	99,033
Accrued expenses and other current liabilities	$335,663	$314,107
5. Goodwill and intangible assets, net
Goodwill was unchanged for the years ended December 31, 2025 and 2024.

Part II
Intangible assets, net consists of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$41,872	$(36,283)	$5,589	4.9 years
Customer relationships	17,700	(17,206)	494	1.6 years
Total intangible assets, net	$59,572	$(53,489)	$6,083

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Acquired technology, patents and other intangibles	$39,907	$(31,065)	$8,842	4.9 years
Customer relationships	17,700	(16,666)	1,034	1.6 years
Total intangible assets, net	$57,607	$(47,731)	$9,876

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $5.8 million, $7.4 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated future amortization expense as of December 31, 2025, is as follows (in thousands):

Intangible Asset Amortization
2026	$3,817
2027	869
2028	827
2029	471
2030	99
Thereafter	—
Total	$6,083
6. Commitments and contingencies
As of December 31, 2025, our non-cancelable contractual commitments are as follows (in thousands):

	Purchase Commitments	Operating Leases	Total Commitments
2026	$—	$49,969	$49,969
2027	—	46,958	46,958
2028	—	41,077	41,077
2029	312,292	36,232	348,524
2030	—	32,453	32,453
Thereafter	—	116,811	116,811
Total	$312,292	$323,500	$635,792
Purchase commitments
In April 2021, we entered into a new private pricing addendum with AWS, which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the

Part II
amount we spend and the required commitment amount. As of December 31, 2025, our remaining contractual commitment is $312.3 million. We expect to meet our remaining commitment.
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
Our total borrowing capacity under the revolving credit facility is $500.0 million as of December 31, 2025. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of December 31, 2025.
7. Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2026 and 2036. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions. Operating lease costs for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$40,892	$41,031	$51,044
Short-term lease cost	2,316	1,532	759
Total	$43,208	$42,563	$51,803
In April 2024, we entered into a sublease agreement with a term of May 2024 through December 2032. Sublease income for the year ended December 31, 2025 was not material.
The weighted-average remaining term of our operating leases was 7.4 years and 6.6 years, and the weighted-average discount rate used to measure the present value of our operating lease liabilities was 5.3% and 5.4% as of December 31, 2025 and 2024, respectively.

Part II
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2025, are as follows (in thousands):

Operating Leases
2026	$49,969
2027	46,958
2028	41,077
2029	36,232
2030	32,453
Thereafter	116,811
Total lease payments	323,500
Less imputed interest	(61,482)
Total operating lease liabilities	$262,018
Cash payments included in the measurement of our operating lease liabilities were $44.1 million, $50.4 million and $61.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, operating leases that have not yet commenced were not material and are excluded from the table above.
8. Stockholder's Equity
Equity incentive plan
Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant.
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 186,410,561 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of December 31, 2025.
Stock option activity
Stock option activity during the year ended December 31, 2025, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2024	10,390	$17.21	6.2	$122,472
Exercised	(1,836)	4.42
Outstanding as of December 31, 2025	8,554	$19.96	6.5	$50,720
Exercisable as of December 31, 2025	6,949	$19.96	6.5	$41,210

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $25.2 million, $25.2 million and $28.4 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $46.7 million, $74.4 million and $70.2 million, respectively.

Part II
Restricted stock unit and restricted stock award activity
RSU and RSA activity during the year ended December 31, 2025, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	37,217	$29.33
Granted	37,305	29.70
Released	(29,047)	28.69
Forfeited	(6,356)	28.81
Outstanding as of December 31, 2025	39,119	$30.25

During the year ended December 31, 2025, we granted 798,034 RSUs that vest subject to continued service and a market condition under which the number of RSUs that vest will range from 0% to 200% of the number granted based on our total stockholder return relative to the returns of the companies in the Nasdaq CTA Internet Index over a two to three-years performance period. The weighted-average grant-date fair value of these RSUs was $45.49, which we estimated using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2025
Expected term (in years)	2.0 - 3.0
Risk-free interest rate	3.5% - 4.3%
Expected volatility	47.4% - 57.3%
Share-based compensation
Share-based compensation expense during the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$19,541	$14,836	$11,117
Research and development	567,571	497,442	422,964
Sales and marketing	149,565	122,149	96,798
General and administrative	143,786	131,368	116,981
Total share-based compensation	$880,463	$765,795	$647,860
We recognized income tax benefits on share-based compensation expense of $182.3 million and $158.7 million for the years ended December 31, 2025 and 2024, respectively, which are reflected in the provision for (benefit from) income taxes on our consolidated statements of operations. No income tax benefits were recognized for the year ended December 31, 2023 due to the valuation allowance on our deferred tax assets.
As of December 31, 2025, we had $1,080.6 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 1.9 years.
Stock Repurchase
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our Class A common stock through open market purchases, in privately negotiated transactions or in such other manner as permitted by securities law and as determined by management at such time and in such amounts as management may decide. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its

Part II
discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the year ended December 31, 2025, we repurchased and retired 30,108,015 shares of our Class A common stock for an aggregate purchase price of $927.0 million at an average price per share of $30.79, including $3.3 million excise tax resulting from the Inflation Reduction Act of 2022. As of December 31, 2025, $972.8 million remained available for repurchases under the stock repurchase program.
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

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$366,667	$50,188	$1,633,901	$228,205	$(30,937)	$(4,673)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	593,473	81,233	595,639	83,192	586,109	88,532
Basic net income (loss) per share	$0.62	$0.62	$2.74	$2.74	$(0.05)	$(0.05)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$366,667	$50,188	$1,633,901	$228,205	$(30,937)	$(4,673)
Reallocation of net income as a result of conversion of Class B to Class A common stock	50,188	—	228,205	—	—	—
Reallocation of net income to Class B common stock	—	(953)	—	(6,387)	—	—
Diluted net income (loss)	$416,855	$49,235	$1,862,106	$221,818	$(30,937)	$(4,673)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	593,473	81,233	595,639	83,192	586,109	88,532
Conversion of Class B to Class A common stock	81,233	—	83,192	—	—	—
Weighted average effect of dilutive potential common stock	13,065	—	19,545	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	687,771	81,233	698,376	83,192	586,109	88,532
Diluted net income (loss) per share	$0.61	$0.61	$2.67	$2.67	$(0.05)	$(0.05)

Part II
Basic net income (loss) per share is the same as diluted net income (loss) per share for the periods we reported net losses. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	—	—	14,463
Unvested restricted stock units and restricted stock awards	13,391	7,980	53,228
Total	13,391	7,980	67,691

Part II
10. Income taxes
The components of income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$458,547	$317,169	$20,713
Foreign	(12,657)	(29,564)	(37,153)
Income (loss) before provision for (benefit from) income taxes	$445,890	$287,605	$(16,440)
Provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$149	$7,671	$7,833
State	5,135	10,533	6,698
Foreign	13,283	7,729	6,477
Total current tax expense	18,567	25,933	21,008
Deferred:
Federal	(301)	(1,434,298)	6
State	11,397	(162,684)	3
Foreign	(628)	(3,452)	(1,847)
Total deferred tax expense (benefit)	10,468	(1,600,434)	(1,838)
Provision for (benefit from) income taxes	$29,035	$(1,574,501)	$19,170
The table below includes a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended December 31, 2025, after the adoption of ASU 2023-09 (in thousands, except percentages):

	Year Ended December 31,
	2025
Tax at U.S. statutory rate	$93,637	21%
State and local income taxes, net of benefit(1)	13,203	3
Effect of non-U.S. operations	2,344	1
Nondeductible and nontaxable items
Share-based compensation	(4,606)	(1)
Other	2,848	1
Tax credits
Research and development credit	(76,612)	(17)
Foreign tax credit	(2,352)	(1)
Changes in unrecognized tax benefits	968	—
Other	(395)	—
Provision for (benefit from) income taxes	$29,035	7%

(1)The states and local jurisdiction that contribute to the majority (greater than 50%) in this category include Illinois, Texas, New York state and city, Pennsylvania and Columbus.

Part II
The table below includes a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the years ended December 31, 2024 and 2023, prior the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at U.S. statutory rate	$60,397	$(3,453)
State income taxes, net of benefit	(120,204)	5,111
Foreign operations	12,007	17,721
Share-based compensation	(23,019)	(18,925)
Permanent book/tax differences	1,171	692
Change in valuation allowance	(1,421,323)	111,497
Tax credits	(83,587)	(93,887)
Other	57	414
Provision for (benefit from) income taxes	$(1,574,501)	$19,170
During the year ended December 31, 2025, the cash paid for income taxes by the Company were as follows (in thousands):

Year Ended December 31,
2025
Federal	$2,000
State and local
Texas	1,152
All other state and local	5,276
Foreign
Brazil	4,678
Ireland	3,098
United Kingdom	1,668
All other foreign	4,504
Total income taxes paid, net of amounts refunded	$22,376
The amount of cash paid for income taxes by the Company during the years ended December 31, 2024 and 2023 was $25.0 million and $19.2 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2025 are included in our provision for income taxes for the year ended December 31, 2025 and were not material.
The primary difference between our effective tax rate and the U.S. federal statutory rate is the research and development credit partially offset by state tax expense for the year ended December 31, 2025. The primary difference between our effective tax rate and the U.S. federal statutory rate is the full valuation allowance we have established on our U.S. federal, state, excluding California, deferred tax assets for the year ended December 31, 2024.

Part II
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$569,975	$524,598
Research tax credits	786,586	677,104
Reserves, accruals and other	27,463	33,312
Lease obligations	50,331	41,493
Share-based compensation	36,311	33,793
Research capitalization and amortization	486,379	623,368
Total deferred tax assets	1,957,045	1,933,668
Less: valuation allowance	(346,095)	(322,070)
Deferred tax assets, net of valuation allowance	1,610,950	1,611,598
Deferred tax liabilities:
Depreciation and amortization	(15,838)	(6,394)
Prepaid expenses	(2,959)	(2,665)
Total deferred tax liabilities	(18,797)	(9,059)
Deferred tax assets (liabilities)	$1,592,153	$1,602,539
Due to uncertainty regarding realizability of our deferred tax assets in California, we believe that it is more likely than not that our California deferred tax assets will not be realizable as of December 31, 2025. Due to our history of losses, we believe it is more likely than not that our Irish deferred tax assets will not be realized as of December 31, 2025. Our valuation allowance increased by $24.0 million for the year ended December 31, 2025, primarily due to California tax credits generated during the year.
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
As of December 31, 2025, we had federal, California and other state net operating loss carryforwards of $2,160.6 million, $554.3 million and $956.4 million, respectively. Our federal carryforwards do not expire. If not utilized, our California and other state carryforwards will begin to expire in 2029 and 2026, respectively. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2025, we had $198.2 million and $6.7 million of Irish and Other Foreign net operating loss carryforwards, respectively, that can be carried forward indefinitely.
As of December 31, 2025, we had federal, California, other state and foreign research and development credit carryforwards of $711.4 million, $490.0 million, $2.0 million and $3.4 million, respectively. If not utilized, our federal and foreign carryforwards will begin to expire in 2039, 2033 and 2043, respectively. Our California carryforwards do not expire.

Part II
Changes in gross unrecognized tax benefits were as follows (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2023	$250,905
Increases for tax positions of prior years	6,545
Decreases for tax positions of prior years	(196)
Increases for tax positions of current year	56,819
Balance as of December 31, 2024	$314,073
Increases for tax positions of prior years	1,900
Decreases for tax positions of prior years	(38)
Increases for tax positions of current year	54,274
Balance as of December 31, 2025	$370,209
Recognizing the $370.2 million of gross unrecognized tax benefits we had as of December 31, 2025 would affect our effective tax rate by $219.4 million. The remaining $150.8 million of gross unrecognized tax benefits would be offset by the reversal of related deferred tax assets, which primarily are subject to a full valuation allowance. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. Accrued interest and penalties are not material as of December 31, 2025 and 2024.
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdiction, the tax years open to examination include the years 2021 and forward.
11. Geographical information
Revenue disaggregated by geography based on our customers’ billing addresses is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. and Canada(1)	$3,052,639	$2,739,887	$2,350,188
Europe(2)	779,092	601,187	501,290
Rest of World	390,036	305,092	203,593
Total revenue	$4,221,767	$3,646,166	$3,055,071

(1)United States revenue was $2,912.0 million, $2,612.1 million and $2,226.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	December 31,
	2025	2024
United States	$140,049	$74,623
United Kingdom	26,234	3,249
Ireland	22,151	24,201
International(1)	28,416	29,418
Total property and equipment, net and operating lease right-of-use assets	$216,850	$131,491

(1)Other than the United States, United Kingdom and Ireland, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.

Part II
12. Subsequent events
Restructuring
On January 26, 2026, we announced a global restructuring plan (the “Plan”) that includes a workforce reduction of less than 15% as well as office space reductions. As a result, we expect to incur total pre-tax restructuring charges of approximately $35.0 million to $45.0 million, which are expected to be primarily cash-related expenditures. We expect to complete the Plan by the third quarter of 2026.
Acquisition
In December 2025, we entered into a definitive agreement to acquire tvScientific, a connected TV performance advertising platform, for $450.0 million in cash, subject to certain adjustments. The transaction is expected to close in the first half of 2026, subject to customary closing conditions, including required regulatory approval.

Part II
Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Part II
Item 9B. Other information
During the last fiscal quarter, our directors and section 16 officers entered into or terminated the following Rule 10b5–1 trading arrangements, the material terms of which are summarized below:
On November 25, 2025, Gokul Rajaram, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, between February 23, 2026, and January 20, 2027, up to 21,000 shares of our Class A common stock.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference to the sections titled “Election of directors”, “Corporate governance”, "Executive officers," “Executive compensation” and, as applicable, "Delinquent section 16(a) reports" that will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of December 31, 2025 (the "2026 Proxy Statement").
Item 11. Executive compensation
The information required by this item is incorporated by reference to the sections titled “Executive compensation” and "Director compensation" that will be included in our 2026 Proxy Statement.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is incorporated by reference to the sections titled “Security ownership of certain beneficial owners and management” and "equity compensation plan information" that will be included in our 2026 Proxy Statement.
Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference to the sections titled “Election of directors” and “Other matters” that will be included in our 2026 Proxy Statement.
Item 14. Principal accountant fees and services
The information required by this item is incorporated by reference to the section titled “Audit matters” that will be included in our 2026 Proxy Statement.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	8-K	001-38872	3.3	May 27, 2025
3.2	Amended and Restated Bylaws of the Company.	8-K	001-38872	3.1	May 27, 2025
4.1	Description of our Common Stock.	10-K	001-38872	4.2	February 7, 2020
4.2	Form of Indenture.	10-K	001-38872	4.3	February 3, 2022
10.2+	Form of Executive Severance & Change in Control Agreement (CEO).	S-1/A	333-230458	10.14	April 8, 2019
10.3+	Form of Amended and Restated Executive Severance & Change in Control Agreement (Non-CEO).	10-K	001-38872	10.3	February 3, 2022
10.4+	Confidential Information and Invention Assignment Agreement by and between Cold Brew Labs Inc. and Benjamin Silbermann, dated as of October 28, 2008.	S-1/A	333-230458	10.4	March 29, 2019
10.5+	Pinterest, Inc. 2019 Omnibus Incentive Plan.	S-1/A	333-230458	10.11	March 29, 2019
10.6+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement.	S-1/A	333-230458	10.12	April 8, 2019
10.7+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Grant Notice and Agreement.	10-K	001-38872	10.14	February 7, 2020
10.8+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement.	10-K	001-38872	10.15	February 7, 2020
10.9+	Non-Employee Director Compensation Policy.	10-Q	001-38872	10.1	August 7, 2025
10.10+	Offer Letter, dated June 22, 2022, between Pinterest, Inc. and William Ready.	8-K	001-38872	10.1	June 28, 2022
10.11+	Executive Severance and Change in Control Agreement, dated June 23, 2022 between Pinterest, Inc. and William Ready.	8-K	001-38872	10.2	June 28, 2022
10.12+	Transition Letter, dated June 22, 2022 between Pinterest, Inc. and Ben Silbermann.	8-K	001-38872	10.3	June 28, 2022
10.13+	Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of June 29, 2022.	10-Q	001-38872	10.4	August 1, 2022
10.14+	Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Award Grant Notice and Agreement by and between Pinterest, Inc. and William Ready, dated as of August 31, 2022.	10-Q	001-38872	10.1	October 27, 2022
10.15+	Offer Letter, dated November 14, 2022, between Pinterest, Inc. and Wanji Walcott.	10-K	001-38872	10.25	February 6, 2023
10.16+	Offer Letter, dated May 24, 2023, between Pinterest, Inc. and Julia Brau Donnelly.	8-K	001-38872	10.1	May 30, 2023
10.17+	Pinterest, Inc. Severance Plan for Certain Employees.	10-Q	001-38872	10.1	October 30, 2023
10.18	Revolving Credit Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 25, 2022.	10-Q	001-38872	10.2	October 27, 2022
10.19	First Amendment to Revolving Credit and Guaranty Agreement, by and among the Company, the Guarantors and JP Morgan Chase Bank, N.A., as administrative agent, dated as of October 19, 2023.	10-Q	001-38872	10.2	October 30, 2023
10.20	Cooperation Agreement, dated December 6, 2022, by and among Elliott Associates, L.P., Elliott International L.P. and Pinterest, Inc.	8-K	001-38872	10.1	December 6, 2022
10.21+*	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement.	10-K	001-38872	10.26	February 6, 2025
10.22+*	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement (rTSR).	10-K	001-38872	10.27	February 6, 2025
10.23+	Offer Letter, dated May 17, 2024, between Pinterest, Inc. and Matthew Madrigal.	10-K	001-38872	10.28	February 6, 2025
10.24+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Agreement (rTSR), effective February 26, 2025, prospectively.	10-Q	001-38872	10.1	May 8, 2025
10.25+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Stock Option Grant Notice and Agreement, effective February 26, 2025, prospectively.	10-Q	001-38872	10.2	May 8, 2025
10.26+	Form of Pinterest, Inc. 2019 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement, effective February 26, 2025, prospectively.	10-Q	001-38872	10.3	May 8, 2025
10.27+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	10-Q	001-38872	10.1	November 4, 2025
10.28*	Offer Letter, dated November 15, 2021, between Pinterest, Inc. and Malik Ducard.
19.1	Pinterest, Inc. Insider Trading Policy.	10-K	001-38872	19.1	February 6, 2025
21.1*	List of Subsidiaries of Pinterest, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Pinterest, Inc. Clawback Policy.	10-K	001-38872	97.1	February 8, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith
Item 16. Form 10-K summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: February 12, 2026	By:	/s/ Julia Brau Donnelly
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

Power of attorney

Name	Title	Date

/s/ William Ready	Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2026
William Ready

/s/ Chip Bergh	Director	February 12, 2026
Chip Bergh

/s/ Salaam Coleman Smith	Director	February 12, 2026
Salaam Coleman Smith

/s/ Leslie J. Kilgore	Director	February 12, 2026
Leslie J. Kilgore

/s/ Gokul Rajaram	Director	February 12, 2026
Gokul Rajaram

/s/ Emily Reuter	Director	February 12, 2026
Emily Reuter

/s/ Fredric G. Reynolds	Director	February 12, 2026
Fredric G. Reynolds

/s/ Scott Schenkel	Director	February 12, 2026
Scott Schenkel

/s/ Benjamin Silbermann	Director	February 12, 2026
Benjamin Silbermann

/s/ Marc Steinberg	Director	February 12, 2026
Marc Steinberg

/s/ Andrea Wishom	Director	February 12, 2026
Andrea Wishom

/s/ Julia Brau Donnelly	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Julia Brau Donnelly

/s/ Andrea Acosta	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Andrea Acosta

