Form 10-Q
period 2026-03-31
PINTEREST, INC.
filed 2026-05-04
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 28, 2026, there were 481,750,308 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 78,407,019 shares of the Registrant’s Class B common stock outstanding.

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
•our dependence on AWS for the majority of our compute, storage, data transfer, and other services;
•effectively operating with mobile operating systems, web browsers, networks, regulations and standards, which we do not control, and changes in our products or to those mobile operating systems, web browsers, networks, regulations or standards;
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
•our indebtedness and payment obligations thereunder, our ability to obtain additional financing, if needed and any default on our credit obligations;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$378,077	$969,342
Marketable securities	920,487	1,497,811
Accounts receivable, net	830,381	997,849
Prepaid expenses and other current assets	113,776	90,735
Total current assets	2,242,721	3,555,737
Property and equipment, net	83,132	66,451
Operating lease right-of-use assets	152,336	150,399
Intangible assets, net	87,804	6,083
Goodwill	475,290	100,227
Deferred tax assets	1,581,738	1,592,153
Other assets	22,258	21,082
Total assets	$4,645,279	$5,492,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,976	$129,810
Accrued expenses and other current liabilities	455,780	335,663
Total current liabilities	530,756	465,473
Convertible notes, net(1)	980,169	—
Operating lease liabilities	224,861	220,581
Other liabilities	58,909	60,840
Total liabilities	1,794,695	746,894
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 493,991 and 584,866 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 79,680 and 79,680 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	7
Additional paid-in capital	2,795,622	4,612,205
Accumulated other comprehensive income (loss)	(150)	4,333
Retained earnings	55,106	128,693
Total stockholders’ equity	2,850,584	4,745,238
Total liabilities and stockholders’ equity	$4,645,279	$5,492,132

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,007,514	$854,988
Costs and expenses:
Cost of revenue	238,552	199,270
Research and development	380,789	331,665
Sales and marketing	317,851	253,920
General and administrative	103,517	105,610
Restructuring	47,097	—
Total costs and expenses	1,087,806	890,465
Loss from operations	(80,292)	(35,477)
Interest income (expense), net	17,786	27,293
Other income (expense), net	(994)	4,519
Loss before provision for (benefit from) income taxes	(63,500)	(3,665)
Provision for (benefit from) income taxes	10,087	(12,587)
Net income (loss)	$(73,587)	$8,922
Net income (loss) per share:
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01
Weighted-average shares used in computing net income (loss) per share:
Basic	636,586	676,523
Diluted	636,586	689,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(73,587)	$8,922
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(2,762)	1,142
Change in foreign currency translation adjustment and other	(1,721)	526
Comprehensive income (loss)	$(78,070)	$10,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pinterest, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	664,546	$7	$4,612,205	$4,333	$128,693	$4,745,238
Release of restricted stock units, net	4,258	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(68,899)	—	—	(68,899)
Repurchases of Class A common stock	(95,133)	(1)	(1,981,604)	—	—	(1,981,605)
Fair value of replacement awards	—	—	2,474	—	—	2,474
Share-based compensation	—	—	231,446	—	—	231,446
Other comprehensive loss	—	—	—	(4,483)	—	(4,483)
Net loss	—	—	—	—	(73,587)	(73,587)
Balance as of March 31, 2026	573,671	$6	$2,795,622	$(150)	$55,106	$2,850,584

	Three Months Ended March 31, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	3,417	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(93,754)	—	—	(93,754)
Issuance of common stock for cash upon exercise of stock options	1,836	—	8,053	—	—	8,053
Repurchases of Class A common stock	(4,998)	—	(175,000)	—	—	(175,000)
Share-based compensation	—	—	187,426	—	—	187,426
Other comprehensive income	—	—	—	1,668	—	1,668
Net income	—	—	—	—	8,922	8,922
Balance as of March 31, 2025	676,188	$7	$4,966,164	$1,538	$(279,240)	$4,688,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(73,587)	$8,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,826	5,848
Share-based compensation	231,446	187,426
Deferred income taxes	5,334	(22,074)
Net amortization of investment premium and discount	(3,221)	(5,408)
Other	(6,891)	760
Changes in assets and liabilities:
Accounts receivable	195,004	185,081
Prepaid expenses and other assets	(21,975)	961
Operating lease right-of-use assets	10,601	7,222
Accounts payable	(83,569)	13,036
Accrued expenses and other liabilities	76,864	(10,402)
Operating lease liabilities	(10,809)	(7,666)
Net cash provided by operating activities	328,023	363,706
Investing activities
Purchases of property and equipment	(16,341)	(7,289)
Purchases of marketable securities	(228,649)	(415,336)
Sales of marketable securities	403,890	2,350
Maturities of marketable securities	400,939	432,224
Acquisition of business, net of cash acquired	(446,954)	—
Net cash provided by investing activities	112,885	11,949
Financing activities
Proceeds from exercise of stock options, net	—	8,053
Repurchases of Class A common stock	(1,946,308)	(175,000)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(68,899)	(93,754)
Proceeds from issuance of convertible notes, net of issuance costs(1)	984,985	—
Other financing activities	(1,890)	—
Net cash used in financing activities	(1,032,112)	(260,701)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72)	902
Net increase (decrease) in cash, cash equivalents and restricted cash	(591,276)	115,856
Cash, cash equivalents and restricted cash, beginning of period	975,362	1,141,221
Cash, cash equivalents and restricted cash, end of period	$384,086	$1,257,077
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$378,077	$1,252,310
Restricted cash included in other assets	6,009	4,767
Total cash, cash equivalents and restricted cash	$384,086	$1,257,077

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental cash flow information
Cash paid during the period for:
Cash paid for income taxes, net	$3,932	$8,796
Non-cash investing and financing activities:
Repurchases of Class A common stock and excise tax accrued in current liabilities	$35,296	$—
Convertible notes - related party, net issuance costs in accrued expenses and other current liabilities	$5,091	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Pinterest was incorporated in Delaware in 2008 and is headquartered in San Francisco, California. Pinterest is a visual search and discovery platform, positioned at the intersection of search, social and commerce. We generate revenue by delivering ads on our website and mobile application.
Basis of Presentation and Consolidation
We prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The condensed consolidated financial statements include the accounts of Pinterest, Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K.
In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the results for the interim periods presented, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.
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
Segments
We operate as a single operating segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income (loss) is our primary measure of profit or loss, and all costs and expenses categories on our consolidated statements of operations, as well as share-based compensation expense, are significant. Refer to Note 7 for additional information about our share-based compensation expense. Our other segment items include interest income (expense), net, other income (expense), net and provision for (benefit from) income taxes on our condensed consolidated statements of operations.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025, except for an update to our revenue recognition policy as described below.
Revenue Recognition
We generate revenue by delivering ads on our website, mobile application and connected TV platforms. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis, or views an ad contracted on a cost per thousand impressions ("CPM") or cost per day ("CPD") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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
Our total deferred revenue was $64.6 million and $47.5 million as of March 31, 2026 and December 31, 2025, respectively. We expect materially all of our deferred revenue to be recognized in the subsequent quarter.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$227,149	$—	$—	$227,149
Commercial paper	—	28,099	—	28,099
Marketable securities:
Corporate bonds	—	442,656	—	442,656
Commercial paper	—	198,515	—	198,515
Certificates of deposit	—	139,746	—	139,746
U.S. treasury securities	135,456	—	—	135,456
Non-U.S. government and supranational bonds	—	4,114	—	4,114
Other assets:
Certificates of deposit	$—	$6,009	$—	$6,009

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$452,315	$—	$—	$452,315
Commercial paper	—	286,879	—	286,879
U.S. treasury securities	64,934	—	—	64,934
Corporate bonds	—	4,516	—	4,516
Marketable securities:
Corporate bonds	—	706,288	—	706,288
U.S. treasury securities	374,844	—	—	374,844
Commercial paper	—	253,466	—	253,466
Certificates of deposit	—	163,213	—	163,213
Other assets:
Certificates of deposit	$—	$6,020	$—	$6,020
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of March 31, 2026 and December 31, 2025. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of March 31, 2026 and December 31, 2025.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

March 31, 2026
Due in one year or less	$691,956
Due after one to five years	228,531
Total	$920,487
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We carry our convertible notes at face value, net of unamortized issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2026, the fair value of the convertible notes was $979.8 million, which we estimated using a binomial lattice model with inputs including risk free rate, volatility and credit spread and classify within Level 3 in the fair value hierarchy. Refer to Note 5 of our condensed consolidated financial statements for further information on our convertible notes.
3. Acquisition
On February 17, 2026, we acquired all outstanding shares of tvScientific, Inc. ("tvScientific"), a connected TV performance advertising platform. We believe the acquisition of tvScientific will extend our AI-powered performance advertising from mobile to TV.
The total purchase consideration was $465.1 million, which was primarily in cash. We also issued replacement share-based awards with a grant date fair value of $24.1 million. Of this, $2.5 million is attributable to pre-combination services and was allocated to purchase consideration while the remaining $21.6 million will be recognized as share-based compensation expense over the remainder of the awards' requisite service periods.
We accounted for the acquisition as a business combination. Of the total purchase consideration, we preliminarily attributed $59.0 million to developed technology, $25.0 million to customer relationships, $375.1 million to goodwill and the remainder to net assets acquired and liabilities assumed, which were not material. We assigned useful lives of 5.0 years and 8.0 years to the developed technology and customer relationships, respectively. We estimated the fair value of the intangible assets acquired using an income approach with assumptions including projected revenue growth, technology royalty rate and technology obsolescence rate, classified within Level 3 measurement within the fair value hierarchy. Goodwill represents the synergies we expect to realize from the acquisition and the assembled workforce and is not deductible for tax purposes.
Our allocation of the purchase price is preliminary as the fair values of developed technology and customer relationships were based on estimates and assumptions made at the time of acquisition. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the acquisition date.
We included the results of tvScientific’s operations in our condensed consolidated financial statements beginning on the acquisition date. The acquisition did not have a material impact on our condensed consolidated financial statements so we have not presented historical and pro forma disclosures.
4. Goodwill and Intangible Assets, Net
Changes in goodwill are as follows (in thousands):

Balance as of December 31, 2025	$100,227
tvScientific acquisition	375,063
Balance as of March 31, 2026	$475,290

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets, net consists of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$88,151	$(28,521)	$59,630	4.6 years
Customer relationships	42,700	(17,600)	25,100	5.4 years
Patents and other intangibles	$12,721	$(9,647)	$3,074	7.7 years
Total intangible assets, net	$143,572	$(55,768)	$87,804

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$29,151	$(26,932)	$2,219	3.7 years
Customer relationships	17,700	(17,206)	494	1.6 years
Patents and other intangibles	$12,721	$(9,351)	$3,370	7.7 years
Total intangible assets, net	$59,572	$(53,489)	$6,083

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $2.3 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization expense as of March 31, 2026, is as follows (in thousands):

Intangible Asset Amortization
Remainder of 2026	$13,975
2027	15,794
2028	15,752
2029	15,396
2030	15,023
Thereafter	11,864
Total	$87,804
5. Convertible Notes, net
On March 5, 2026, we issued $1.0 billion in aggregate principal amount of 1.75% convertible senior notes due in 2031 (the "Notes") and entered into an investment agreement (the “Investment Agreement”) with Elliott Associates, L.P. and Elliott International, L.P. (collectively, “Elliott”) relating to the issuance and sale of the Notes. The net proceeds were $979.9 million after deducting issuance costs of $20.1 million. Refer to Note 12 for further information on related party arrangements.

The Notes are senior, unsecured obligations and are governed by the terms of the indenture dated March 5, 2026. The Notes bear interest at a rate of 1.75% per year payable semi-annually in arrears on March 1 and September 1, beginning September 1, 2026. The Notes mature on March 1, 2031, subject to earlier conversion, redemption or repurchase.
Each $1,000 principal amount of the Notes is convertible at an initial conversion rate of 44.0063, which is equivalent to a conversion price of approximately $22.72 per share, and a maximum conversion rate of 57.2082, in each case subject to adjustments for certain events as described in the indenture. Upon conversion, we will pay cash up to the

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
aggregate principal amount of the Notes being converted and deliver shares of our Class A common stock for any conversion value in excess of the principal amount.
The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2030, only under the following circumstances:
(1)during any fiscal quarter commencing after June 30, 2026, from the 41st business day until the last business day of such quarter, if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than 150% of the conversion price on each applicable trading day (provided that, if Elliott and its affiliates no longer own a majority of the then-outstanding aggregate principal amount of the Notes prior to the beginning of such 30 consecutive trading day period, the Notes will be convertible at any time during such quarter and the stock price threshold will be 130% of the conversion price);
(2)if we call the Notes for optional redemption at any time until close of business on the second scheduled trading day prior to the redemption date;
(3)during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Notes was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day, as determined following a holder’s request in accordance with the indenture; or
(4)upon the occurrence of specified corporate events.
On or after December 1, 2030, holders may convert all or any portion of their Notes at any time prior to the close of business on the scheduled trading day preceding the maturity date regardless of the foregoing conditions. Upon conversion of any Note, we will pay or deliver, as the case may be, cash and shares of our Class A common stock, if any.
On or after March 5, 2029, the Notes are redeemable for cash, at our option, in whole or in part, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the redemption date; provided that we may not call less than all of the outstanding Notes for optional redemption unless at least $100 million aggregate principal amount of the Notes are outstanding and not called for optional redemption as of the date of the related redemption notice.
With certain exceptions, upon a Fundamental Change, as defined in the indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a repurchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest to, but excluding, the Fundamental Change repurchase date.
The indenture includes customary events of default, which may result in the acceleration of the maturity of the Notes, and customary covenants for convertible notes of this type.
The net carrying amount of the Notes as of March 31, 2026, is as follows (in thousands):

March 31, 2026
Principal	$1,000,000
Unamortized issuance costs	19,831
Net carrying amount	$980,169
Debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes at an annual effective interest rate of 2.20%. Interest expense related to the Notes was not material during the three months ended March 31, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Commitments and Contingencies
Purchase Commitments
In April 2021, we entered into a private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the pricing addendum, we are required to purchase at least $3,250.0 million of cloud services from AWS through April 2029. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of March 31, 2026, our remaining contractual commitment is $107.6 million. We expect to meet our remaining commitment.
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
7. Stockholders' Equity
Equity Incentive Plan
Our 2019 Plan provides for the issuance of stock options, RSAs, RSUs and other equity- or cash-based awards to qualified employees, directors and consultants. Stock options granted under our 2019 Plan have a maximum life of 10 years and an exercise price not less than 100% of the fair market value of our common stock on the date of grant.
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 215,653,772 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of March 31, 2026.
Stock Option Activity
Stock option activity during the three months ended March 31, 2026, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2025	8,554	$19.96	6.5	$50,720
Outstanding as of March 31, 2026	8,554	$19.96	6.2	$—
Exercisable as of March 31, 2026	7,484	$19.96	6.2	$—

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested was $6.3 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $46.7 million. No stock options were exercised during the three months ended March 31, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the three months ended March 31, 2026, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	39,119	$30.25
Granted	10,545	23.81
Released	(7,853)	27.71
Forfeited	(4,003)	29.03
Outstanding as of March 31, 2026	37,808	$29.11

During the three months ended March 31, 2026, we granted 1,004,022 RSUs that vest subject to continued service and a market condition under which the number of RSUs that vest will range from 0% to 200% of the number granted based on our total stockholder return relative to the returns of the companies in the Nasdaq CTA Internet Index over two- and three-year performance periods from January 1, 2026 to December 31, 2027 and January 1, 2026 to December 31, 2028, respectively. The weighted-average grant-date fair value of these RSUs was $34.13, which we estimated using a Monte Carlo simulation model with an expected term equal to the length of the performance periods, a risk-free rate of 3.7% and an expected volatility of 46.1%.
Share-Based Compensation
Share-based compensation expense during the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$4,562	$4,072
Research and development	140,676	119,482
Sales and marketing	38,944	30,331
General and administrative	37,939	33,541
Restructuring	9,325	—
Total share-based compensation	$231,446	$187,426
We recognized income tax benefits on share-based compensation expense of $46.3 million and $38.3 million for the three months ended March 31, 2026 and 2025, respectively, which are reflected in provision for (benefit from) income taxes on our condensed consolidated statements of operations.
As of March 31, 2026, we had $981.6 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 1.9 years.
Stock Repurchase Programs
In November 2024, our board of directors authorized a stock repurchase program of up to $2.0 billion of our Class A common stock (the "November 2024 program"). During the three months ended March 31, 2026, we repurchased and retired 27,664,663 shares of our Class A common stock through open market purchases under the November 2024 program for an aggregate purchase price of $472.9 million at an average price per share of $17.09.
In March 2026, our board of directors authorized a new stock repurchase program of up to $3.5 billion of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three months ended March 31, 2026, we repurchased and retired 26,188,857 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $493.0 million at an average price per share of $18.83. We also repurchased and retired 41,279,670 shares of our Class A common stock through an accelerated share repurchase agreement under the March 2026 program as described below. As of March 31, 2026, $2.0 billion remained available for repurchases under the March 2026 program.
During the three months ended March 31, 2026, we recorded $14.7 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1.0 billion of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1.0 billion and received an initial delivery of 41,279,670 shares of our Class A common stock, which represents approximately 80% of the total shares we expect to receive under the ASR. We accounted for the remaining 20% of the total shares we expect to receive under the ASR as an unsettled forward contract indexed to our own stock and recorded the full payment of $1.0 billion as a reduction to stockholders' equity during the three months ended March 31, 2026. The final number of shares to be repurchased under the ASR will be based on the average of the daily volume-weighted average price of our Class A common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the ASR will be no later than May 1, 2026 and may be accelerated at the option of the financial institution. If the total number of shares to be delivered is greater than the initial number of shares delivered in March 2026, we will receive the remaining shares of our Class A common stock from the financial institution. If the total number of shares to be delivered is less than the number of shares delivered in March 2026, we will be required to deliver shares of our Class A common stock or make a cash payment equal to the value of those shares, at our election.
In April 2026, the ASR was settled. We received 13,516,943 shares of our Class A common stock, which we retired upon receipt.
8. Net Income (Loss) Per Share
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
Diluted net income (loss) per share gives effect to all potential shares of common stock, including stock options, RSAs, RSUs, convertible notes and ASR, to the extent these are dilutive. The calculation of diluted net income (loss) of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) of Class B common stock does not assume the conversion of those shares to Class A common stock. We use the if‑converted method for the Notes and the treasury stock method for the unsettled forward contract related to the ASR in the calculation of diluted net income (loss) per share.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(64,376)	$(9,211)	$7,830	$1,092
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	556,906	79,680	593,722	82,801
Basic net income (loss) per share	$(0.12)	$(0.12)	$0.01	$0.01
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(64,376)	$(9,211)	$7,830	$1,092
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	1,092	—
Reallocation of net income to Class B common stock	—	—	—	(20)
Diluted net income (loss)	$(64,376)	$(9,211)	$8,922	$1,072
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	556,906	79,680	593,722	82,801
Conversion of Class B to Class A common stock	—	—	82,801	—
Weighted average effect of dilutive potential common stock	—	—	12,835	—
Weighted-average shares used in computing net income (loss) per share, diluted	556,906	79,680	689,358	82,801
Diluted net income (loss) per share	$(0.12)	$(0.12)	$0.01	$0.01
Basic net income (loss) per share is the same as diluted net income (loss) per share for the three months ended March 31, 2026 because we reported a net loss. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	8,554	—
Unvested restricted stock units and restricted stock awards	41,228	11,875
ASR	4,046	—
Total	53,828	11,875
9. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2026, the primary difference between our effective tax rate and the federal statutory rate was the tax deficiencies from share-based compensation offset by the tax benefits from losses generated during the quarter. For the three months ended March 31, 2025, the primary difference was excess tax benefits from share-based compensation. Income taxes were not material for the three months ended March 31, 2026 and 2025.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our provision for income taxes for the three months ended March 31, 2026 and were not material.
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
We are subject to taxation in the U.S. and various other state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2021 and forward.
10. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S. and Canada(1)	$717,448	$632,134
Europe(2)	192,096	147,176
Rest of World	97,970	75,678
Total revenue	$1,007,514	$854,988

(1)United States revenue was $684.0 million and $604.5 million for the three months ended March 31, 2026 and 2025, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States	$147,681	$140,049
United Kingdom	31,674	26,234
Ireland	21,357	22,151
International(1)	34,756	28,416
Total property and equipment, net and operating lease right-of-use assets	$235,468	$216,850

(1)Other than the United States, United Kingdom and Ireland, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
11. Restructuring
In January 2026, we initiated a global restructuring plan (the “Restructuring Plan”) to support our transformation initiatives, including but not limited to (i) reallocating resources to AI-focused roles and teams that drive AI adoption and execution, (ii) prioritizing AI‑powered products and capabilities, and (iii) accelerating the transformation of our sales and go-to-market approach.
As part of the Restructuring Plan, we commenced a workforce reduction of less than 15% as well as office space reductions.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restructuring charges during the three months ended March 31, 2026 were as follows (in thousands):

	Severance and Other Personnel Costs	Share Based Compensation	Office Space Reductions	Total
Restructuring	$36,172	$9,325	$1,600	$47,097
We expect to incur total charges of $59.6 million to $69.6 million under the Restructuring Plan, including additional charges of $12.5 million to $22.5 million, which we expect to incur through the end of the third quarter of 2026. We will record additional charges under the Restructuring Plan as incurred, and the timing and magnitude of such charges are subject to change. Liabilities under the Restructuring Plan are not material as of March 31, 2026.
12. Related Party
In March 2026, we entered into the Investment Agreement with Elliott and issued $1.0 billion in aggregate principal amount of the Notes to Elliott. Marc Steinberg is a Partner at Elliott Investment Management L.P. and remains on our board of directors pursuant to the Investment Agreement. Refer to Note 5 for further information on the Notes.
13. Subsequent Events
Equity Grants
In April 2026, we granted 48,485,128 RSUs with an aggregate grant-date fair value of $881.5 million, which we expect to recognize as share-based compensation expense over a weighted-average period of 2.7 years.
ASR Settlement
In April 2026, the ASR was settled. We received 13,516,943 shares of our Class A common stock, which we retired upon receipt.
AWS
In May 2026, we entered into a new private pricing addendum with AWS. Under the new pricing addendum, we are required to purchase at least $4.0 billion of cloud services from AWS through May 2031.

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
Overview of First Quarter Results
Our key financial and operating results as of and for the three months ended March 31, 2026, unless noted otherwise, are as follows:
•Revenue was $1,007.5 million, an increase of 18% on a reported and 15% on a constant currency basis compared to the three months ended March 31, 2025.
•Monthly active users ("MAUs") were 631 million, an increase of 11% compared to March 31, 2025.
•Share-based compensation expense was $231.4 million, an increase of $44.0 million compared to the three months ended March 31, 2025.
•Loss from operations was $80.3 million, an increase of $44.8 million compared to the three months ended March 31, 2025.
•Net loss was $73.6 million and Adjusted EBITDA was $206.5 million.
•Net cash provided by operating activities was $328.0 million and free cash flow was $311.7 million during the three months ended March 31, 2026.
•Cash, cash equivalents and marketable securities was $1,298.6 million.
•Headcount was 5,287.
Restructuring
In January 2026, we initiated a global restructuring plan (the “Restructuring Plan”) to support our transformation initiatives, including but not limited to (i) reallocating resources to AI-focused roles and teams that drive AI adoption and execution, (ii) prioritizing AI‑powered products and capabilities, and (iii) accelerating the transformation of our sales and go-to-market approach.
As part of the Restructuring Plan, we commenced a workforce reduction of less than 15% as well as office space reductions.
Restructuring charges during the three months ended March 31, 2026 were as follows (in thousands):

	Severance and Other Personnel Costs	Share Based Compensation	Office Space Reductions	Total
Restructuring	$36,172	$9,325	$1,600	$47,097
We expect to incur total charges of $59.6 million to $69.6 million under the Restructuring Plan, including additional charges of $12.5 million to $22.5 million, which we expect to incur through the end of the third quarter of 2026. We will record additional charges under the Restructuring Plan as incurred, and the timing and magnitude of such charges are subject to change. Liabilities under the Restructuring Plan are not material as of March 31, 2026.

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

As of March 31, 2026, global MAUs increased compared to March 31, 2025 primarily due to our ongoing investments in relevance and personalization.
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
Quarterly Average Revenue per User
For the three months ended March 31, 2026, global ARPU was $1.61, which represents an increase of 6% compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, U.S. and Canada ARPU was $7.12, an increase of 9%, Europe ARPU was $1.17, an increase of 17%, and Rest of World ARPU was $0.20, an increase of 38% compared to the three months ended March 31, 2025.
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

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(73,587)	$8,922
Depreciation and amortization (1)	7,452	5,848
Share-based compensation (1)	222,121	187,426
Payroll tax expense related to share-based compensation	10,132	13,852
Interest (income) expense, net	(17,786)	(27,293)
Other (income) expense, net	994	(4,519)
Provision for (benefit from) income taxes	10,087	(12,587)
Restructuring charges (2)	47,097	—
Adjusted EBITDA	$206,510	$171,649

(1)Excludes share-based compensation expense of $9.3 million and amortization expense of $1.4 million included in restructuring charges for the three months ended March 31, 2026.
(2)We have excluded restructuring charges associated with the Restructuring Plan from Adjusted EBITDA because it is non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2026	2025	As Reported	Constant Currency(1)
Revenue	$1,007,514	$854,988	18%	15%

(1)On a constant currency basis, revenue for the three months ended March 31, 2026 was $984.3 million due to a $23.2 million favorable impact of changes in foreign exchange rates for the respective periods.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of free cash flow
Net cash provided by operating activities	$328,023	$363,706
Less:
Purchases of property and equipment	(16,341)	(7,289)
Free cash flow	$311,682	$356,417

Components of Results of Operations
Revenue. We generate revenue by delivering ads on our website, mobile application and connected TV platforms. Advertisers purchase ads directly with us or through their relationships with advertising agencies. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click ("CPC") basis or views an ad contracted on a cost per thousand impressions ("CPM") basis or cost per day ("CPD") basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees.
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
Sales and Marketing. Sales and marketing consists primarily of personnel-related expense, including salaries, commissions, benefits and share-based compensation for our employees engaged in sales, sales support, marketing and customer service functions, advertising and promotional expenditures, services provided by third-party resellers, professional services, amortization of acquired intangible assets and allocated facilities and other supporting overhead costs. Our marketing efforts also include user- and advertiser-focused marketing expenditures.
General and Administrative. General and administrative consists primarily of personnel-related expense, including salaries, benefits and share-based compensation for our employees engaged in finance, legal, human resources and other administrative functions, professional services, including outside legal and accounting services, charitable contributions, non income-based taxes and allocated facilities and other supporting overhead costs.
Restructuring. Restructuring consists of expenses associated with our global restructuring plan, including employee severance and other personnel costs, share-based compensation expense related to workforce reductions and office space reductions that include abandonment charges related to our operating lease right-of-use assets.
Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest earned on our cash equivalents and marketable securities, foreign currency exchange gains and losses, amortization of debt issuance costs and interest expense for our convertible senior notes.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,007,514	$854,988
Costs and expenses(1):
Cost of revenue	238,552	199,270
Research and development	380,789	331,665
Sales and marketing	317,851	253,920
General and administrative	103,517	105,610
Restructuring	47,097	—
Total costs and expenses	1,087,806	890,465
Loss from operations	(80,292)	(35,477)
Interest income (expense), net	17,786	27,293
Other income (expense), net	(994)	4,519
Loss before provision for (benefit from) income taxes	(63,500)	(3,665)
Provision for (benefit from) income taxes	10,087	(12,587)
Net income (loss)	$(73,587)	$8,922
Adjusted EBITDA(2)	$206,510	$171,649

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$4,562	$4,072
Research and development	140,676	119,482
Sales and marketing	38,944	30,331
General and administrative	37,939	33,541
Restructuring	9,325	—
Total share-based compensation	$231,446	$187,426
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Costs and expenses:
Cost of revenue	24	23
Research and development	38	39
Sales and marketing	32	30
General and administrative	10	12
Restructuring	5	—
Total costs and expenses	108	104
Loss from operations	(8)	(4)
Interest income (expense), net	2	3
Other income (expense), net	—	1
Loss before provision for (benefit from) income taxes	(6)	—
Provision for (benefit from) income taxes	1	(1)
Net income (loss)	(7)%	1%
Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Revenue	$1,007,514	$854,988	18%
Revenue for the three months ended March 31, 2026 increased by $152.5 million compared to the three months ended March 31, 2025 primarily due to growth from our conversion and, to a lesser extent, consideration objectives. Revenue increased 18% on a reported and 15% on a constant currency basis compared to the three months ended March 31, 2025. Revenue growth was primarily driven by a 6% increase in ARPU supported by an 11% increase in average MAUs for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The number of advertisements served increased by 24% while the price of advertisements decreased by 5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Revenue based on our estimate of the geographic location of our users increased by 13% in U.S. and Canada to $750.4 million, Europe revenue increased by 27% to $185.6 million, and Rest of World revenue increased by 59% to $71.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Cost of revenue	$238,552	$199,270	20%
Percentage of revenue	24%	23%
Cost of revenue for the three months ended March 31, 2026 increased by $39.3 million compared to the three months ended March 31, 2025 primarily due to increased users and engagement.

Research and Development

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Research and development	$380,789	$331,665	15%
Percentage of revenue	38%	39%
Research and development for the three months ended March 31, 2026 increased by $49.1 million compared to the three months ended March 31, 2025. The increase was primarily due to a $21.2 million increase in share-based compensation expense and a 15% increase in personnel expenses due to higher headcount.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Sales and marketing	$317,851	$253,920	25%
Percentage of revenue	32%	30%
Sales and marketing for the three months ended March 31, 2026 increased by $63.9 million compared to the three months ended March 31, 2025. The increase was primarily due to a 21% increase in personnel expenses due to higher headcount, a $16.1 million increase in marketing expenses, a $12.9 million increase in outsourced services costs and a $8.6 million increase in share-based compensation expense.
General and Administrative

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
General and administrative	$103,517	$105,610	(2)%
Percentage of revenue	10%	12%
General and administrative for the three months ended March 31, 2026 decreased by $2.1 million compared to the three months ended March 31, 2025. The decrease was primarily due to a $15.4 million non income-based tax benefit due to the repeal of Canada's digital services tax, offset by a $6.8 million increase in outsourced services costs and a $4.4 million increase in share-based compensation expense.
Restructuring

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Restructuring	$47,097	$—	NM
Percentage of revenue	5%	—%

NM = Not meaningful
Restructuring charges for the three months ended March 31, 2026 was $47.1 million primarily due to $36.2 million in severance and other personnel costs, $9.3 million share-based compensation and $1.6 million office space reductions associated with the Restructuring Plan.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Interest income (expense), net	$17,786	$27,293	(35)%
Other income (expense), net	(994)	4,519	(122)%
Interest and other income (expense), net	$16,792	$31,812	(47)%
Interest and other income (expense), net for the three months ended March 31, 2026 decreased by $15.0 million compared to the three months ended March 31, 2025. The decrease was primarily due to lower invested balances and returns on our cash equivalents and marketable securities as a result of lower interest rates and lower foreign currency exchange gains.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Provision for (benefit from) income taxes	$10,087	$(12,587)	NM

NM = Not meaningful
Provision for income taxes was primarily due to tax deficiencies from share-based compensation offset by tax benefits from losses generated for the three months ended March 31, 2026. Benefit from income taxes was primarily due to excess tax benefits from shared-based compensation for the three months ended March 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our income tax benefits for the three months ended March 31, 2026 and were not material.
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
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025	% change

	(in thousands)
Net income (loss)	$(73,587)	$8,922	NM
Adjusted EBITDA	$206,510	$171,649	20%

NM = Not meaningful
Net loss for the three months ended March 31, 2026 was $73.6 million compared to net income of $8.9 million for the three months ended March 31, 2025, and Adjusted EBITDA was $206.5 million for the three months ended March 31, 2026 compared to $171.6 million for the three months ended March 31, 2025, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application, as well as our stock repurchase program as described below. As of March 31, 2026, we had $1,298.6 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of March 31, 2026, $215.9 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the 2022 revolving credit facility is $500.0 million as of March 31, 2026. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of March 31, 2026.
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
As of March 31, 2026, we had outstanding convertible senior notes (the "Notes") for a principal amount of $1.0 billion, which will mature on March 1, 2031, subject to earlier conversion, redemption or repurchase. In March 2026, we used the proceeds of the Notes to repurchase shares of our Class A common stock, as discussed below. Upon conversion of any Note, we will pay or deliver, as the case may be and subject to the indenture governing the Notes, cash and shares of our Class A common stock, if any. As of March 31, 2026, the Notes are not eligible for optional conversion.
There have been no other material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2025.
Stock Repurchase Programs
In March 2026, our board of directors authorized a new stock repurchase program of up to $3.5 billion of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three months ended March 31, 2026, we repurchased and retired 26,188,857 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $493.0 million at an average price per share of $18.83. We also repurchased and retired 41,279,670 shares of our Class A common stock through an accelerated share repurchase agreement under the March 2026 program as described below. As of March 31, 2026, $2.0 billion remained available for repurchases under the March 2026 program.
During the three months ended March 31, 2026, we recorded $14.7 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1.0 billion of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1.0 billion and received an initial delivery of 41,279,670 shares of our Class A common stock, which represents approximately 80% of the total shares we expect to receive under the ASR. We accounted for the remaining 20% of the total shares we expect to receive under the ASR as an unsettled forward contract indexed to our own stock and recorded the full payment of $1.0 billion as a reduction to stockholders' equity during the three months ended March 31, 2026. The final number of shares to be repurchased under the ASR will be based on the average of the daily volume-weighted average price of our Class A common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the ASR will be no later than May 1, 2026 and may be accelerated at the option of the financial institution. If the total number of shares to be delivered is greater than the initial number of shares delivered in March 2026, we will receive the remaining shares of our Class A common stock from the financial institution. If the total number of shares to be delivered is less than the number of shares delivered in March 2026, we will be required to deliver shares of our Class A common stock or make a cash payment equal to the value of those shares, at our election.
In April 2026, the ASR was settled. We received 13,516,943 shares of our Class A common stock, which we retired upon receipt.
For the three months ended March 31, 2026 and 2025, our net cash flows and free cash flow were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$328,023	$363,706
Investing activities	$112,885	$11,949
Financing activities	$(1,032,112)	$(260,701)
Free cash flow (1)	$311,682	$356,417

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $35.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in our net income as adjusted for certain non-cash items offset by an increase in accrued expenses and other liabilities due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash provided by investing activities increased by $100.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in net sales of marketable securities offset by the acquisition of tvScientific.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, proceeds from the exercise of stock options and net proceeds from the issuance of the Notes. Net cash used in financing activities increased by $771.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in repurchases of our Class A common stock offset by net proceeds from the issuance of the Notes.
Free cash flow
Free cash flow decreased $44.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Revenue Recognition
We generate revenue by delivering ads on our website, mobile application and connected TV platforms. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a CPC basis, or views an ad contracted on a CPM or CPD basis. We recognize revenue over the service period for ads contracted on a CPD basis, which do not contain minimum impression guarantees. We typically bill customers on a CPC, CPM or CPD basis, and our payment terms vary by customer type and location. The term between billing and payment due dates is not significant.
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
We recognize tax benefits from uncertain tax positions when we believe it is more likely than not that the tax position is sustainable on examination by tax authorities based on its technical merits. We recognize taxes on Net Controlled Foreign Corporation Tested Income as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in foreign currency exchange and interest rates, in the ordinary course of our business.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our foreign currency gain or loss for the three months ended March 31, 2026.
Interest Rate Risk
As of March 31, 2026, we held cash, cash equivalents and marketable securities of $1,298.6 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $4.6 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the net carrying amount of the Notes was $980.2 million. Changes in interest rates do not affect the interest expense incurred on the Notes as the Notes bear interest at fixed rates and are carried at amortized cost. However, the fair value of the Notes as described in Note 2 will fluctuate with movements in market interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
•laws that allow users to opt out of the use of personal data or restrict the use of personal data of teens, which may limit or prohibit us and our customers from targeting advertising to users, including teens; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
These and other factors could reduce the amount that advertisers spend on our platform, or cause advertisers to stop advertising with us altogether. For example, we have seen reduced spending from certain advertisers due to the impact of tariffs and related retaliatory actions.

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
•there is decreased engagement with our products, decreased efficiency of our advertising products, or failure to accept our terms of service as part of changes that we have implemented or may implement in the future, whether required or voluntarily, in connection with, for example, GDPR, the Digital Services Act ("DSA"), the CCPA, and other international and U.S. federal and state privacy, youth and social media laws, among others;
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
We compete with large, established companies and companies that offer widely used products, such as Amazon, Meta (including Facebook, Instagram, Threads and MetaAI), Google (including Gemini, Lens and YouTube), OpenAI (including ChatGPT) Snap, Reddit, TikTok and X, which provide their users with a variety of online products, services, content (including video), and other offerings, and advertising offerings, including web search engines, social networks and other means of discovering, using or acquiring goods and services. Several of these competitors have longer operating histories, significantly greater financial, infrastructure, technical, research, marketing and other resources and larger user bases than we do. Several of these competitors also have access to larger volumes of data and platforms that are used on a more frequent basis than ours, which may enable them to better understand their user base and develop and deliver more relevant content.
Our competitors have previously and may continue to develop technology, products, services or interfaces that are similar to our existing and future products quickly and at scale, or that achieve greater market acceptance than our products, including by users, advertisers, creators, publishers and other third parties. We may face additional competition with the introduction of new technologies and market entrants. For example, consumers may increasingly search for products using chatbots, virtual assistants or other generative AI technologies powered by large language models. Some of our competitors also operate existing products that have significant market power in certain market sectors and could use that market power to advance their own products or services that compete with ours. For example, many of our competitors have introduced shopping platforms and/or expanded their video- or voice based and live shopping experiences. These competitors may engage in more extensive research and development efforts and undertake more extensive marketing campaigns, which may allow them to build larger, more engaged user bases than ours. Also, some of our existing or potential competitors operate products or services from which we currently derive substantial value, such as search engines and email, and those competitors could reduce or eliminate the value and information we receive.
We also face competition from smaller companies in one or more high-value verticals that offer users engaging content and commerce opportunities through similar technology, products, features or services to ours. In addition, emerging startups may be able to innovate and provide technology, products, services or features similar to ours or before us.
Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in user preferences. Barriers to entry in our industry are low, and may be further lowered by commercial AI tools, and our intellectual property rights may not be sufficient to prevent competitors from launching comparable products or services.
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
We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base and advertiser base globally. These risks include:
•political, social and economic instability, including armed conflict or hostilities, such as the ongoing wars in Ukraine and the Middle East;
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
The growth and expansion of our business and product offerings and the increase in full-time employees place significant challenges on our management, operational and financial resources, including managing multiple relationships with users, creators, publishers, advertisers, technology licensors and other third parties. If we continue to grow our operations or the number of our third-party relationships, our technology systems, procedures or internal controls may not be adequate. Advancements in technology such as AI and machine learning, are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. Further, we may not be able to continue to develop or maintain a long-term growth strategy, execute the strategy effectively, or effectively manage the growth of our business. For example, during times of challenging macroeconomic conditions, we make decisions from time to time to save costs in certain ways that could adversely affect our business, operations, revenue and financial results.
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
Our mission—to bring everyone the inspiration to create a life they love—and company values are integral to everything we do. We frequently make decisions regarding our business and platform in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions will improve the experiences of users, advertisers, content creators, employees or our community, and therefore benefit our business. For example, we may choose to remove content that we have determined does not create an inspiring and positive experience for users or revise our policies in ways that decrease user engagement. These decisions may not be consistent with the expectations of third parties and may subject us to investor, political, or legal or regulatory scrutiny. Any longer-term benefits may not materialize within the time frame we expect or at all.
We may not successfully execute or achieve the expected benefits of our restructuring plan, which could adversely affect our business.
During the first quarter of 2026, we initiated a global restructuring plan (the “Plan”) to support our transformation initiatives of reallocating resources to AI-focused roles and teams that drive AI adoption and execution, prioritizing AI powered products and capabilities, and accelerating the transformation of our sales and go-to-market approach.

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
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. For example, in the fourth quarter of 2025, we announced entry into a definitive agreement to acquire tvScientific, Inc., and we closed the acquisition in February 2026. This and other acquisitions may not achieve our goals, and we may not realize benefits from this or other acquisitions we make in the future. Closing and integrating acquisitions requires significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by users, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The issuance of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. We may not be able to successfully complete announced transactions on a timely basis or at all, and our acquisitions are subject to scrutiny from regulators, which could block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
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
Our brand and reputation could also be negatively affected by the content or actions of our users that are deemed to be harmful or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends, any of which could be facilitated or augmented by the use of AI technologies, including generative AI. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices by advertisers, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to enforce our policies against this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, including as a result of changes in government administration and policy positions, could damage our brand and reputation, regardless of the outcome.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to communicate with or understand the identity of our users or, our ability to collect or use information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple's Intelligent Tracking Prevention (“ITP”) feature in its Safari browser blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution ("PPAC"), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Further, Apple implemented certain changes, including an AppTrackingTransparency framework that limits the ability of mobile applications to obtain access to an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws: prohibiting offering services to teens, prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease users or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk, compliance costs and potential fines for us and our third-party partners.
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
We depend in part on internet search engines, such as Google, Bing, and Yahoo!, to direct a significant amount of traffic to our platform. For example, when a user types a query into a search engine, we may receive traffic and acquire new users when those search results include Pins, boards, users and other features of our platform that cause the user to click on the Pinterest result or create a Pinterest account. These actions grow our users due to signups of new users and increase retention and engagement of existing users.
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
We depend on Amazon Web Services for the majority of our compute, storage, data transfer and other services. Any disruption of, degradation in or interference with our use of Amazon Web Services could negatively affect our operations.
Amazon Web Services (“AWS”) provides the cloud computing infrastructure we use to host our website, mobile application and many of the internal tools we use to operate our business. Under our long-term agreement with AWS, in return for negotiated concessions, we currently are required to maintain a substantial majority of our monthly usage of certain compute, storage, data transfer and other services on AWS. This agreement is terminable only under certain conditions, including by either party following the other party’s uncured material breach, which may be the result of circumstances that are beyond our control. A material breach of this agreement by us, or early termination of the agreement, could carry substantial penalties, including liquidated damages. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors or other companies, or changes or interprets its terms of service or policies in a manner that is unfavorable, those actions could harm our business, revenue and financial results.
Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. We have experienced AWS outages in the past and may experience such outages in the future. Industry-wide shortages of, or constraints on access to, cloud infrastructure capacity, including GPUs (graphics processing units), could increase our costs, limit the availability of AWS services to us and adversely affect our business, revenue and financial results. If users, creators, publishers or advertisers are not able to access our service or platform or encounter difficulties in doing so, we may lose users, creators, publishers or advertisers.
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
A portion of the technologies we use incorporates software, models, code, data, or other intellectual property that are offered under free, open source, source-available, or similar types of licenses (collectively, "open source") and we may incorporate such open source intellectual property in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we make publicly available source code, model weights, or data for any modifications or derivative works we create based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license for no cost, or that we restrict the use of models or data to certain use cases. Some open source software may include AI software, including generative AI, or other software that incorporates or relies on AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of AI software, tools, and their output have not been fully interpreted by U.S. courts or addressed by federal or state regulations.
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
We have incurred significant net losses in the past and generated net income only recently. We generated net loss of $73.6 million and net income of $8.9 million for the three months ended March 31, 2026 and 2025, respectively. As of

March 31, 2026, we had retained earnings of $55.1 million. We have achieved profitability only recently and may not realize sufficient revenue to maintain profitability in future periods.
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
We have incurred a significant amount of indebtedness and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit capital available to us and limit our flexibility in operating our business. Additionally, our operations and financial condition could be adversely impacted if we are unable to obtain additional financing, if needed, or if we default on our credit obligations.
As of March 31, 2026, we had outstanding $1.0 billion in aggregate principal amount of 1.75% convertible unsecured, senior notes due in 2031 (the “Notes”) and maintain a secured revolving credit facility, and we may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution or other adverse impacts. For example, our existing stockholders may experience dilution upon conversion of the Notes if the conversion amount includes value in excess of the principal amount, as we will deliver such excess in the form of Class A common stock. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.
The indenture governing the Notes includes customary "events of default", which may result in the acceleration of the maturity of the Notes under such indenture. Additionally, upon certain events, holders of the Notes may elect to convert their Notes. In such an event, the Company will pay cash up to the aggregate principal amount of the Notes being converted and deliver shares of Class A common stock for any conversion value in excess of the principal amount. In addition, even if holders of the Notes do not elect to convert, we may be required under applicable accounting standards to reclassify the carrying value of the Notes as current, rather than long-term, if any of the conditions to the convertibility of the Notes are satisfied. This reclassification could materially reduce our reported working capital. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a Fundamental Change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. In addition, in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Notes) or the company's optional redemption of the Notes, the conversion rate may be required to be increased, as applicable, as more fully set forth in the indenture governing the Notes.
Under the terms of our revolving credit facility, we have provided our lenders with a first-priority lien against substantially all of our domestic assets and the facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations, such as limiting our ability to incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, incur liens, engage in transactions with affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. In addition, we are also required to maintain a minimum consolidated leverage. Failure to comply with these terms would provide the lenders the right to, among other things, terminate the commitments to provide additional loans under the facility, enforce any liens on collateral securing the obligations under the facility, declare all outstanding loans and accrued interest and fees to be due and payable and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. The revolving credit facility bears interest utilizing the Secured Overnight Financing Rate (“SOFR”) benchmark plus a spread. If SOFR is unavailable, our rate of interest on drawn loans under the facility could increase due to the requirement of using an alternate benchmark index, which could materially increase the cost of financing under the facility.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing.
If the Notes were converted or required to be repurchased, or if the obligations under the Notes or under the revolving credit facility were accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds or sell sufficient assets to repay or refinance the revolving credit facility or Notes, as applicable, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
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
Adverse global economic and financial events, such as epidemics, pandemics and other public health emergencies, political, social and economic instability, the ongoing wars in Ukraine and the Middle East, recession or fears of recession, inflation, fluctuation in foreign exchange rate, supply chain issues, and inventory and labor shortages, have caused, and could in the future, continue to cause disruptions and volatility in global financial markets. Such conditions have resulted in or may result in, among other things, an adverse impact on the ability and willingness of companies to spend on advertising, volatility in our stock price, and an adverse impact on the financial condition of the institutions with whom we hold deposits or the credit quality of the issuers of our cash equivalents and marketable securities. In addition, since the majority of our revenue is derived from advertisers within the U.S., economic conditions in the U.S. have a greater impact on us.
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

We may also enter into derivative share repurchase agreements from time to time that impose potential liabilities on the company. For example, the company entered into accelerated share repurchase agreements in March 2026, under which the company may be obligated to deliver shares of our Class A common stock or to make a cash payment to the counterparty upon final settlement of the agreements at our election, which may cause dilution of our existing stockholders or reduce the company’s liquidity.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 76.3% of the voting power of our outstanding capital stock as of March 31, 2026. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, including certain charities and foundations, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock on (i) the seven-year anniversary of the closing date of our IPO, except with respect to shares of Class B common stock held by any holder that continues to beneficially own at least 50% of the number of shares of Class B common stock that such holder beneficially owned immediately prior to completion of our IPO, and (ii) a date that is between 90 to 540 days, as determined by the board of directors, after the death or permanent incapacity of Mr. Silbermann. Conversions of Class B common stock to Class A common stock have already had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, in April 2026, pursuant to the requirements of our charter, 1.3 million shares of Class B common stock were automatically converted into 1.3 million shares of Class A common stock due to the holders thereof no longer owning 50% of their pre-IPO Class B common stock on the 7th anniversary of the completion of our IPO.
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
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional capital stock or offering debt or other securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity, such as the Notes, or shares of preferred stock. Future acquisitions could also require substantial additional capital in excess of cash from operations.
Issuing additional shares of capital stock or other securities, including securities convertible into equity, such as the Notes, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity, such as the Notes, could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. For example, in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Notes) or the optional redemption by the company of the Notes, the Notes are subject to an increase in the conversion rate dependent upon the effective date of the Make-Whole Fundamental Change or the date of the redemption notice, as applicable, and the price paid (or deemed to be paid) per share of our Class A common stock in the Make-Whole Fundamental Change or determined with respect to the relevant notice of redemption, as applicable, as more fully set forth in the indenture governing the Notes. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. In addition, the large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock. For example, our Investment Agreement with Elliott requires us to use reasonable efforts to file a registration statement by the second anniversary of the issuance of the Notes with rights of resale and a plan of distribution. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As a result, holders of our Class A common stock bear the risk that our future offerings or future sales of shares may reduce the market price of our Class A common stock and dilute their stockholdings in our company.
Additional stock issuances, including in connection with settlement of equity awards, could result in significant dilution to our stockholders.
Future issuances of shares of our Class A common stock, conversions of the Notes into our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. Additionally, our 2019 Omnibus Incentive Plan (the "2019 Plan") contains an evergreen provision which automatically increases on the first day of each fiscal year through and including January 1, 2029, the number of shares of our Class A common stock reserved for issuance under the plan by five percent of the total number of shares of our Class A common stock and our Class B common stock outstanding, or a lesser number determined by our board of directors. We currently have shares of Class A common stock that will be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of March 31, 2026, we had 5,910,021,090 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with the conversion of the Notes, our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended for the three months ended March 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

January 1 - January 31, 2026	32,382	$25.39	—	$972,788,686
February 1 - February 29 2026	25,053,697	$17.08	25,053,697	$544,932,050
March 1 - March 31, 2026	28,799,823	$18.68	28,799,823	$2,005,974,022
ASR (3)	41,279,670		41,279,670
Total	95,165,572		95,133,190

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases and excludes $14.7 million excise tax resulting from the Inflation Reduction Act of 2022.
(3)Under the terms of the ASR, we made an up-front payment of $1.0 billion in March 2026 and received an initial delivery of 41,279,670 shares of our Class A common stock, which represents approximately 80% of the total shares we expect to receive under the ASR. The final number of shares to be repurchased under the ASR will be based on the average of the daily volume-weighted average price of our Class A common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR.
On March 2, 2026, our board of directors authorized a new stock repurchase program of up to $3.5 billion of our Class A common stock (the "March 2026 program") and canceled the November 2024 stock repurchase program, under which $499.9 million had remained available for repurchase.
Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
In March 2026, we entered into an ASR with a financial institution to repurchase $1.0 billion of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1.0 billion and received an initial delivery of 41,279,670 shares of our Class A common stock, which represents approximately 80% of the total shares we expect to receive under the ASR. Refer to Note 7 of our condensed financial statements for additional information on our share repurchase and ASR programs.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, our directors and section 16 officers entered into or terminated the following Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as those terms are defined in Regulation S-K, Item 408, the material terms of which are summarized below:
On February 26, 2026, Wanji Walcott, our Chief Legal and Business Affairs Officer, (a) terminated a trading plan that was adopted on August 12, 2025, and intended to satisfy Rule 10b5-1(c) under the Exchange Act, as amended ("Rule 10b5-1(c)"), to sell between November 11, 2025, and December 23, 2026, (i) the aggregate number of shares sufficient to generate approximately $2,000,000 in proceeds after the satisfaction of applicable taxes and (ii) up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes following the vesting and settlement of 226,119 RSUs and (b) adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between May 29, 2026 and December 23, 2026 (i) 11,439 shares of our Class A common stock and (ii) up to 50% of net shares of our Class A common stock to be issued to Ms. Walcott after the satisfaction of applicable taxes following the vesting and settlement of 226,119 RSUs.

On February 27, 2026, Benjamin Silbermann, our Co-Founder and Non-Executive Chair of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between May 29, 2026, and May 28, 2027, up to 4,500,000 shares of our Class A common stock.

On March 5, 2026, Andrea Acosta, our Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell between June 5, 2026 and March 24, 2027, (i) 5,891 shares of our Class A common stock and (ii) up to the net shares of our Class A common stock to be issued to Ms. Acosta after the satisfaction of applicable taxes following the vesting and settlement of 25,286 RSUs.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Investment Agreement, dated March 3, 2026*	8-K	001-38872	10.1	3/3/2026
10.2	Form of ASR Agreements	8-K	001-38872	10.2	3/3/2026
10.3	Indenture, dated March 5, 2026, between Pinterest, Inc., and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38872	4.1	3/5/2026
10.4	Form of 1.75% Convertible Senior Notes due 2031 of Pinterest, Inc. (included in Exhibit 10.3 to this Form 10-Q)	8-K	001-38872	4.2	3/5/2026
10.5	Offer Letter, dated December 25, 2025, between Pinterest, Inc. and Claude (Lee) Brown					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

** Certain schedules have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
**The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: May 4, 2026	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2026	By:	/s/ Andrea Acosta
Andrea Acosta
Chief Accounting Officer
(Principal Accounting Officer)