Form 10-Q
period 2026-06-30
PINTEREST, INC.
filed 2026-08-04
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 29, 2026, there were 492,198,008 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 74,115,019 shares of the Registrant’s Class B common stock outstanding.

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
Our Common Stock. The rights, restrictions, and structure of, and actions that we or others may take that impact our common stock, including:
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
•hedging activity by counterparties to our capped call transactions and the risk of default by our capped call transaction counterparties, each of which could adversely impact the market price of our Class A common stock;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$422,484	$969,342
Marketable securities	852,417	1,497,811
Accounts receivable, net	932,000	997,849
Prepaid expenses and other current assets	116,446	90,735
Total current assets	2,323,347	3,555,737
Property and equipment, net	97,447	66,451
Operating lease right-of-use assets	143,050	150,399
Intangible assets, net	83,037	6,083
Goodwill	475,290	100,227
Deferred tax assets	1,616,367	1,592,153
Other assets	20,840	21,082
Total assets	$4,759,378	$5,492,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,148	$129,810
Accrued expenses and other current liabilities	464,663	335,663
Total current liabilities	609,811	465,473
Convertible notes, net (1)	981,128	—
Operating lease liabilities	215,507	220,581
Other liabilities	59,034	60,840
Total liabilities	1,865,480	746,894
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 490,712 and 584,866 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 74,785 and 79,680 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	7
Additional paid-in capital	2,886,635	4,612,205
Accumulated other comprehensive income (loss)	(1,180)	4,333
Retained earnings	8,437	128,693
Total stockholders’ equity	2,893,898	4,745,238
Total liabilities and stockholders’ equity	$4,759,378	$5,492,132

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,179,654	$998,227	$2,187,168	$1,853,215
Costs and expenses:
Cost of revenue	257,354	203,009	495,906	402,279
Research and development	451,010	359,624	831,799	691,289
Sales and marketing	374,273	313,075	692,124	566,995
General and administrative	137,880	126,849	241,397	232,459
Restructuring	14,335	—	61,432	—
Total costs and expenses	1,234,852	1,002,557	2,322,658	1,893,022
Loss from operations	(55,198)	(4,330)	(135,490)	(39,807)
Interest income (expense), net	7,334	28,022	25,120	55,315
Other income (expense), net	(1,295)	10,960	(2,289)	15,479
Income (loss) before provision for (benefit from) income taxes	(49,159)	34,652	(112,659)	30,987
Provision for (benefit from) income taxes	(2,490)	(4,103)	7,597	(16,690)
Net income (loss)	$(46,669)	$38,755	$(120,256)	$47,677
Net income (loss) per share:
Basic	$(0.08)	$0.06	$(0.20)	$0.07
Diluted	$(0.08)	$0.06	$(0.20)	$0.07
Weighted-average shares used in computing net income (loss) per share:
Basic	562,913	676,852	599,629	676,688
Diluted	562,913	689,837	599,629	689,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(46,669)	$38,755	$(120,256)	$47,677
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(783)	168	(3,545)	1,310
Change in foreign currency translation adjustment and other	(247)	2,172	(1,968)	2,698
Comprehensive income (loss)	$(47,699)	$41,095	$(125,769)	$51,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	573,671	$6	$2,795,622	$(150)	$55,106	$2,850,584
Release of restricted stock units, net	7,505	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(111,633)	—	—	(111,633)
Issuance of common stock related to charitable contributions	600	—	12,198	—	—	12,198
Purchase of capped calls related to convertible notes, net of tax	—	—	(75,848)	—	—	(75,848)
Repurchases of Class A common stock	(16,279)	—	(58,221)	—	—	(58,221)
Share-based compensation	—	—	324,517	—	—	324,517
Other comprehensive loss	—	—	—	(1,030)	—	(1,030)
Net loss	—	—	—	—	(46,669)	(46,669)
Balance as of June 30, 2026	565,497	$6	$2,886,635	$(1,180)	$8,437	$2,893,898

	Three Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	676,188	$7	$4,966,164	$1,538	$(279,240)	$4,688,469
Release of restricted stock units, net	4,293	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(105,714)	—	—	(105,714)
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(1,559)	—	(52,626)	—	—	(52,626)
Share-based compensation	—	—	227,234	—	—	227,234
Other comprehensive income	—	—	—	2,340	—	2,340
Net income	—	—	—	—	38,755	38,755
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	664,546	$7	$4,612,205	$4,333	$128,693	$4,745,238
Release of restricted stock units, net	11,763	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(180,532)	—	—	(180,532)
Issuance of common stock related to charitable contributions	600	—	12,198	—	—	12,198
Purchase of capped calls related to convertible notes, net of tax	—	—	(75,848)	—	—	(75,848)
Repurchases of Class A common stock	(111,412)	(1)	(2,039,825)	—	—	(2,039,826)
Fair value of replacement awards	—	—	2,474	—	—	2,474
Share-based compensation	—	—	555,963	—	—	555,963
Other comprehensive loss	—	—	—	(5,513)	—	(5,513)
Net loss	—	—	—	—	(120,256)	(120,256)
Balance as of June 30, 2026	565,497	$6	$2,886,635	$(1,180)	$8,437	$2,893,898

	Six Months Ended June 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	7,710	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(199,468)	—	—	(199,468)
Issuance of common stock for cash upon exercise of stock options	1,836	—	8,053	—	—	8,053
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(6,557)	—	(227,626)	—	—	(227,626)
Share-based compensation	—	—	414,660	—	—	414,660
Other comprehensive income	—	—	—	4,008	—	4,008
Net income	—	—	—	—	47,677	47,677
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(120,256)	$47,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,611	11,938
Share-based compensation	555,963	414,660
Deferred income taxes	(1,368)	(27,999)
Non-cash charitable contributions	12,198	13,495
Net amortization of investment premium and discount	(5,428)	(9,513)
Other	(570)	16,892
Changes in assets and liabilities:
Accounts receivable	95,004	135,297
Prepaid expenses and other assets	(27,746)	(22,853)
Operating lease right-of-use assets	19,730	14,245
Accounts payable	(8,433)	8,752
Accrued expenses and other liabilities	102,417	(14,285)
Operating lease liabilities	(21,214)	(16,907)
Net cash provided by operating activities	620,908	571,399
Investing activities
Purchases of property and equipment	(39,293)	(18,299)
Purchases of marketable securities	(438,808)	(878,311)
Sales of marketable securities	436,611	12,890
Maturities of marketable securities	647,214	809,600
Acquisition of business, net of cash acquired	(446,954)	—
Net cash provided by (used in) investing activities	158,770	(74,120)
Financing activities
Proceeds from exercise of stock options, net	—	8,053
Repurchases of Class A common stock	(2,024,886)	(227,626)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(180,532)	(199,468)
Proceeds from issuance of convertible notes, net of issuance costs (1)	979,894	—
Purchase of capped calls related to convertible notes	(99,187)	—
Other financing activities	(1,890)	—
Net cash used in financing activities	(1,326,601)	(419,041)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	2,278
Net increase (decrease) in cash, cash equivalents and restricted cash	(546,873)	80,516
Cash, cash equivalents and restricted cash, beginning of period	975,362	1,141,221
Cash, cash equivalents and restricted cash, end of period	$428,489	$1,221,737
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$422,484	$1,216,941
Restricted cash included in other assets	6,005	4,796
Total cash, cash equivalents and restricted cash	$428,489	$1,221,737

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental cash flow information
Cash paid for income taxes, net	$11,600	$14,079
Non-cash investing and financing activities:
Excise tax on repurchases of Class A common stock in accrued expenses and other current liabilities	$14,939	$—

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
Our total deferred revenue was $93.5 million and $47.5 million as of June 30, 2026 and December 31, 2025, respectively, which we record in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We expect materially all of our deferred revenue to be recognized in the subsequent quarter.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$235,938	$—	$—	$235,938
Commercial paper	—	30,951	—	30,951
Marketable securities:
Corporate bonds	—	402,917	—	402,917
Commercial paper	—	188,620	—	188,620
Certificates of deposit	—	117,502	—	117,502
U.S. treasury securities	139,255	—	—	139,255
Non-U.S. government and supranational bonds	—	4,123	—	4,123
Other assets:
Certificates of deposit	$—	$6,005	$—	$6,005

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$452,315	$—	$—	$452,315
Commercial paper	—	286,879	—	286,879
U.S. treasury securities	64,934	—	—	64,934
Corporate bonds	—	4,516	—	4,516
Marketable securities:
Corporate bonds	—	706,288	—	706,288
U.S. treasury securities	374,844	—	—	374,844
Commercial paper	—	253,466	—	253,466
Certificates of deposit	—	163,213	—	163,213
Other assets:
Certificates of deposit	$—	$6,020	$—	$6,020
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of June 30, 2026 and December 31, 2025. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of June 30, 2026 and December 31, 2025.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

June 30, 2026
Due in one year or less	$574,232
Due after one to five years	278,185
Total	$852,417
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We carry our convertible notes at face value, net of unamortized issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of June 30, 2026, the fair value of the convertible notes was $1,087.9 million, which we estimated using a binomial lattice model with inputs including risk free rate, volatility and credit spread and classify within Level 3 in the fair value hierarchy. Refer to Note 5 of our condensed consolidated financial statements for further information on our convertible notes.
3. Acquisition
On February 17, 2026, we acquired all outstanding shares of tvScientific, Inc. ("tvScientific"), a connected TV performance advertising platform. We believe the acquisition of tvScientific will extend our AI-powered performance advertising from mobile to connected TV.
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
4. Goodwill and Intangible Assets, Net
Changes in goodwill are as follows (in thousands):

Balance as of December 31, 2025	$100,227
tvScientific acquisition	375,063
Balance as of June 30, 2026	$475,290

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets, net consists of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$88,151	$(32,076)	$56,075	4.6 years
Customer relationships	42,700	(18,517)	24,183	5.4 years
Patents and other intangibles	12,721	(9,942)	2,779	7.7 years
Total intangible assets, net	$143,572	$(60,535)	$83,037

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$29,151	$(26,932)	$2,219	3.7 years
Customer relationships	17,700	(17,206)	494	1.6 years
Patents and other intangibles	12,721	(9,351)	3,370	7.7 years
Total intangible assets, net	$59,572	$(53,489)	$6,083

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $4.8 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $7.0 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.
Estimated future amortization expense as of June 30, 2026, is as follows (in thousands):

Intangible Asset Amortization
Remainder of 2026	$9,208
2027	15,794
2028	15,752
2029	15,396
2030	15,023
Thereafter	11,864
Total	$83,037
5. Convertible Notes, net
On March 5, 2026, we issued $1,000.0 million in aggregate principal amount of 1.75% convertible senior notes due in 2031 (the "Notes") and entered into an investment agreement (the “Investment Agreement”) with Elliott Associates, L.P. and Elliott International, L.P. (collectively, “Elliott”) relating to the issuance and sale of the Notes. The net proceeds were $979.9 million after deducting issuance costs of $20.1 million. Refer to Note 12 for further information on related party arrangements.

The Notes are senior, unsecured obligations and are governed by the terms of the indenture dated March 5, 2026. The Notes bear interest at a rate of 1.75% per year payable semi-annually in arrears on March 1 and September 1, beginning September 1, 2026. The Notes mature on March 1, 2031, subject to earlier conversion, redemption or repurchase.
Each $1,000 principal amount of the Notes is convertible at an initial conversion rate of 44.0063, which is equivalent to a conversion price of approximately $22.72 per share, and a maximum conversion rate of 57.2082, in each case subject to adjustments for certain events as described in the indenture. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes being converted and deliver shares of our Class A common stock for any conversion value in excess of the principal amount.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The net carrying amount of the Notes as of June 30, 2026, is as follows (in thousands):

June 30, 2026
Principal	$1,000,000
Unamortized issuance costs	18,872
Net carrying amount	$981,128
Debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes at an annual effective interest rate of 2.20%. Interest expense related to the Notes was not material during the three and six months ended June 30, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capped Calls
In June 2026, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls cover, subject to anti-dilution adjustments, the 44,006,300 shares of our Class A common stock underlying the Notes; have a strike price of approximately $22.72, which corresponds to the initial conversion price of the Notes, and an initial cap price of $30.59 per share, each subject to certain adjustments; and mature on March 1, 2031. If the average market price of our Class A common stock is greater than the strike price of the Capped Calls upon any conversion of the Notes, we expect the Capped Calls to reduce the potential dilution to our Class A common stock for any conversion value in excess of the principal amount of the Notes, subject to a cap based on the cap price.
The Capped Calls are separate transactions and are not part of the terms of the Notes. The Capped Calls meet the criteria for classification in equity and will not be remeasured as long as they continue to meet the conditions for equity classification. We recorded the $99.2 million cost of the Capped Calls as a reduction to additional paid-in-capital offset by the $23.3 million deferred tax impact associated with the integration of the Capped Calls with the Notes.
6. Commitments and Contingencies
Purchase Commitments
In May 2026, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $4,000.0 million of cloud services from AWS through May 2031. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2026, our remaining contractual commitment is $3,927.9 million. We expect to meet our remaining commitment.
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
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 176,814,803 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of June 30, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the six months ended June 30, 2026, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2025	8,554	$19.96	6.5	$50,720
Outstanding as of June 30, 2026	8,554	$19.96	6.0	$9,152
Exercisable as of June 30, 2026	8,019	$19.96	6.0	$8,580

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested was $12.6 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 was $46.7 million. No stock options were exercised during the six months ended June 30, 2026.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the six months ended June 30, 2026, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	39,119	$30.25
Granted	59,190	19.19
Released	(20,947)	24.72
Forfeited	(8,277)	25.86
Outstanding as of June 30, 2026	69,085	$22.97

During the first quarter of 2026, we granted 1,004,022 RSUs that vest subject to continued service and a market condition under which the number of RSUs that vest will range from 0% to 200% of the number granted based on our total stockholder return relative to the returns of the companies in the Nasdaq CTA Internet Index over two- and three-year performance periods from January 1, 2026 to December 31, 2027 and January 1, 2026 to December 31, 2028, respectively. The weighted-average grant-date fair value of these RSUs was $34.13, which we estimated using a Monte Carlo simulation model with an expected term equal to the length of the performance periods, a risk-free rate of 3.7% and an expected volatility of 46.1%.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-Based Compensation
Share-based compensation expense during the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$8,484	$4,983	$13,046	$9,055
Research and development	212,537	145,939	353,213	265,421
Sales and marketing	52,155	38,715	91,099	69,046
General and administrative	46,553	37,597	84,492	71,138
Restructuring	4,788	—	14,113	—
Total share-based compensation	$324,517	$227,234	$555,963	$414,660
We recognized income tax benefits on share-based compensation expense of $65.1 million and $47.7 million for the three months ended June 30, 2026 and 2025, respectively, and $111.4 million and $86.0 million for the six months ended June 30, 2026 and 2025, respectively, which are reflected in the provision for (benefit from) income taxes on our condensed consolidated statements of operations.
As of June 30, 2026, we had $1,443.8 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.1 years.
Stock Repurchase Programs
In November 2024, our board of directors authorized a stock repurchase program of up to $2,000.0 million of our Class A common stock (the "November 2024 program"). During the six months ended June 30, 2026, we repurchased and retired 27,664,663 shares of our Class A common stock through open market purchases under the November 2024 program for an aggregate purchase price of $472.9 million at an average price per share of $17.09.
In March 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2026, we repurchased and retired 28,950,481 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $551.0 million at an average price per share of $19.03. We also repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 through an accelerated share repurchase agreement under the March 2026 program as described below. As of June 30, 2026, $1,948.0 million remained available for repurchases under the March 2026 program.
During the six months ended June 30, 2026, we recorded $14.9 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1,000.0 million of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1,000.0 million, which we recorded as a reduction of stockholders' equity. We received an initial delivery of 41,279,670 shares of our Class A common stock in March 2026 and the remaining

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13,516,943 shares in April 2026. In total, during the six months ended June 30, 2026, we repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 under the ASR.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(40,314)	$(6,355)	$34,066	$4,689	$(104,581)	$(15,675)	$41,871	$5,806
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	486,259	76,654	594,953	81,899	521,471	78,158	594,282	82,406
Basic net income (loss) per share	$(0.08)	$(0.08)	$0.06	$0.06	$(0.20)	$(0.20)	$0.07	$0.07
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(40,314)	$(6,355)	$34,066	$4,689	$(104,581)	$(15,675)	$41,871	$5,806
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	4,689	—	—	—	5,806	—
Reallocation of net income to Class B common stock	—	—	—	(88)	—	—	—	(109)
Diluted net income (loss)	$(40,314)	$(6,355)	$38,755	$4,601	$(104,581)	$(15,675)	$47,677	$5,697
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	486,259	76,654	594,953	81,899	521,471	78,158	594,282	82,406
Conversion of Class B to Class A common stock	—	—	81,899	—	—	—	82,406	—
Weighted average effect of dilutive potential common stock	—	—	12,985	—	—	—	12,910	—
Weighted-average shares used in computing net income (loss) per share, diluted	486,259	76,654	689,837	81,899	521,471	78,158	689,598	82,406
Diluted net income (loss) per share	$(0.08)	$(0.08)	$0.06	$0.06	$(0.20)	$(0.20)	$0.07	$0.07

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the three and six months ended June 30, 2026 because we reported a net loss. As we will settle the principal amount of the Notes in cash upon conversion, the Notes will only impact diluted net income (loss) per share when the average market price of our Class A common stock exceeds the initial conversion price of approximately $22.72 per share in the period presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	8,554	—	8,554	—
Unvested restricted stock units and restricted stock awards	77,844	11,490	59,489	11,682
ASR	1,931	—	3,062	—
Total	88,329	11,490	71,105	11,682
The calculation of diluted net income (loss) per share does not reflect the effect of the Capped Calls, which would have been anti-dilutive. If the average market price of our Class A common stock is greater than the strike price of the Capped Calls upon any conversion of the Notes, we expect the Capped Calls to reduce the potential dilution to our Class A common stock, subject to a cap based on the cap price. Refer to Note 5 for further information on the Capped Calls.
9. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three and six months ended June 30, 2026, the primary differences between our effective tax rate and the federal statutory rate were driven by U.S. research and development credits and tax deficiencies from share-based compensation. For the three and six months ended June 30, 2025, the primary difference was excess tax benefits from share-based compensation. Income taxes were not material for the three and six months ended June 30, 2026 and 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our provision for income taxes for the three and six months ended June 30, 2026 and were not material.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. and Canada(1)	$842,607	$721,801	$1,560,055	$1,353,935
Europe(2)	223,428	189,620	415,524	336,796
Rest of World	113,619	86,806	211,589	162,484
Total revenue	$1,179,654	$998,227	$2,187,168	$1,853,215

(1)United States revenue was $800.5 million and $689.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1,484.5 million and $1,293.9 million for the six months ended June 30, 2026 and 2025, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	June 30,	December 31,
	2026	2025
United States	$150,709	$140,049
United Kingdom	38,839	26,234
Ireland	20,571	22,151
International(1)	30,378	28,416
Total property and equipment, net and operating lease right-of-use assets	$240,497	$216,850

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
Restructuring charges during the three and six months ended June 30, 2026 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026
Severance and other personnel costs	$7,975	$44,147
Share-based compensation	4,788	14,113
Office space reductions	1,572	3,172
Total Restructuring	$14,335	$61,432
We expect to incur total charges of up to $69.6 million under the Restructuring Plan through the end of the third quarter of 2026. We will record additional charges under the Restructuring Plan as incurred, and the timing and magnitude of such charges are subject to change. Liabilities under the Restructuring Plan are not material as of June 30, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party
In March 2026, we entered into the Investment Agreement with Elliott and issued $1,000.0 million in aggregate principal amount of the Notes to Elliott. Marc Steinberg is a Partner at Elliott Investment Management L.P. and remains on our board of directors pursuant to the Investment Agreement. Refer to Note 5 for further information on the Notes.

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
Overview of Second Quarter Results
Our key financial and operating results as of and for the three months ended June 30, 2026, unless noted otherwise, are as follows:
•Revenue was $1,179.7 million, an increase of 18% on a reported and 17% on a constant currency basis compared to the three months ended June 30, 2025.
•Monthly active users ("MAUs") were 640 million, an increase of 11% compared to June 30, 2025.
•Share-based compensation expense was $324.5 million, an increase of $97.3 million compared to the three months ended June 30, 2025.
•Loss from operations was $55.2 million, an increase of $50.9 million compared to the three months ended June 30, 2025.
•Net loss was $46.7 million and Adjusted EBITDA was $311.3 million.
•Net cash provided by operating activities was $620.9 million and free cash flow was $581.6 million during the six months ended June 30, 2026.
•Cash, cash equivalents and marketable securities was $1,274.9 million.
•Headcount was 5,116.

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

As of June 30, 2026, global MAUs increased compared to June 30, 2025 primarily due to our ongoing investments in relevance and personalization.
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
Quarterly Average Revenue per User
For the three months ended June 30, 2026, global ARPU was $1.86, which represents an increase of 7% compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, U.S. and Canada ARPU was $8.30, an increase of 14%, Europe ARPU was $1.35, an increase of 4%, and Rest of World ARPU was $0.23, an increase of 21% compared to the three months ended June 30, 2025.
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

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(46,669)	$38,755	$(120,256)	$47,677
Depreciation and amortization (1)	10,216	6,090	17,668	11,938
Share-based compensation (1)	319,729	227,234	541,850	414,660
Payroll tax expense related to share-based compensation	10,027	8,287	20,159	22,139
Interest (income) expense, net	(7,334)	(28,022)	(25,120)	(55,315)
Other (income) expense, net	1,295	(10,960)	2,289	(15,479)
Provision for (benefit from) income taxes	(2,490)	(4,103)	7,597	(16,690)
Restructuring charges (2)	14,335	—	61,432	—
Non-cash charitable contributions	12,198	13,495	12,198	13,495
Adjusted EBITDA	$311,307	$250,776	$517,817	$422,425

(1)Excludes share-based compensation expense of $4.8 million and $14.1 million, and amortization expense of $1.6 million and $2.9 million for the three and six months ended June 30, 2026, respectively included in restructuring charges.
(2)We have excluded restructuring charges associated with the Restructuring Plan from Adjusted EBITDA because it is non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2026	2025	As Reported	Constant Currency(1)	2026	2025	As Reported	Constant Currency(1)
Revenue	$1,179,654	$998,227	18%	17%	$2,187,168	$1,853,215	18%	16%

(1)On a constant currency basis, revenue for the three and six months ended June 30, 2026 was $1,169.3 million and $2,153.6 million, respectively, due to a $10.4 million and $33.6 million favorable impact of changes in foreign exchange rates for the respective periods.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Six Months Ended June 30,
	2026	2025
Reconciliation of free cash flow
Net cash provided by operating activities	$620,908	$571,399
Less:
Purchases of property and equipment	(39,293)	(18,299)
Free cash flow	$581,615	$553,100

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,179,654	$998,227	$2,187,168	$1,853,215
Costs and expenses (1):
Cost of revenue	257,354	203,009	495,906	402,279
Research and development	451,010	359,624	831,799	691,289
Sales and marketing	374,273	313,075	692,124	566,995
General and administrative	137,880	126,849	241,397	232,459
Restructuring	14,335	—	61,432	—
Total costs and expenses	1,234,852	1,002,557	2,322,658	1,893,022
Loss from operations	(55,198)	(4,330)	(135,490)	(39,807)
Interest income (expense), net	7,334	28,022	25,120	55,315
Other income (expense), net	(1,295)	10,960	(2,289)	15,479
Income (loss) before provision for (benefit from) income taxes	(49,159)	34,652	(112,659)	30,987
Provision for (benefit from) income taxes	(2,490)	(4,103)	7,597	(16,690)
Net income (loss)	$(46,669)	$38,755	$(120,256)	$47,677
Adjusted EBITDA (2)	$311,307	$250,776	$517,817	$422,425

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$8,484	$4,983	$13,046	$9,055
Research and development	212,537	145,939	353,213	265,421
Sales and marketing	52,155	38,715	91,099	69,046
General and administrative	46,553	37,597	84,492	71,138
Restructuring	4,788	—	14,113	—
Total share-based compensation	$324,517	$227,234	$555,963	$414,660
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	22	20	23	22
Research and development	38	36	38	37
Sales and marketing	32	31	32	31
General and administrative	12	13	11	13
Restructuring	1	—	3	—
Total costs and expenses	105	100	106	102
Loss from operations	(5)	—	(6)	(2)
Interest income (expense), net	1	3	1	3
Other income (expense), net	—	1	—	1
Income (loss) before provision for (benefit from) income taxes	(4)	3	(5)	2
Provision for (benefit from) income taxes	—	—	—	(1)
Net income (loss)	(4)%	4%	(5)%	3%
Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Revenue	$1,179,654	$998,227	18%	$2,187,168	$1,853,215	18%
Revenue for the three and six months ended June 30, 2026 increased by $181.4 million and $334.0 million, respectively, compared to the three and six months ended June 30, 2025 primarily due to growth from our conversion and consideration objectives. Revenue increased 18% on a reported and 17% and 16% on a constant currency basis for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. Revenue growth was primarily driven by 7% and 6% respective increases in ARPU supported by an 11% increase in average MAUs for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The number of advertisements served increased by 16% and 20% while the price of advertisements increased by 1% and decreased by 2% for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively.
Revenue based on our estimate of the geographic location of our users increased by 18% and 16% in U.S. and Canada to $879.9 million and $1,630.3 million, Europe revenue increased by 12% and 18% to $212.7 million and $398.3 million, and Rest of World revenue increased by 38% and 47% to $87.0 million and $158.5 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Cost of revenue	$257,354	$203,009	27%	$495,906	$402,279	23%
Percentage of revenue	22%	20%		23%	22%

Cost of revenue for the three and six months ended June 30, 2026 increased by $54.3 million and $93.6 million, respectively, compared to the three and six months ended June 30, 2025 primarily due to increased users and engagement.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Research and development	$451,010	$359,624	25%	$831,799	$691,289	20%
Percentage of revenue	38%	36%		38%	37%
Research and development for the three and six months ended June 30, 2026 increased by $91.4 million and $140.5 million, respectively, compared to the three and six months ended June 30, 2025. These increases were primarily due to $66.6 million and $87.8 million respective increases in share-based compensation expense and 15% increases in personnel expenses primarily due to higher headcount for the three and six months ended June 30, 2026.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Sales and marketing	$374,273	$313,075	20%	$692,124	$566,995	22%
Percentage of revenue	32%	31%		32%	31%
Sales and marketing for the three and six months ended June 30, 2026 increased by $61.2 million and $125.1 million, respectively, compared to the three and six months ended June 30, 2025. These increases were primarily due to $18.3 million and $34.4 million respective increases in marketing expenses, 14% and 17% increases in personnel expenses primarily due to higher headcount, $13.4 million and $22.1 million increases in share-based compensation expense and, for the six months ended June 30, 2026, a $22.3 million increase in outsourced services costs.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
General and administrative	$137,880	$126,849	9%	$241,397	$232,459	4%
Percentage of revenue	12%	13%		11%	13%
General and administrative for the three and six months ended June 30, 2026 increased by $11.0 million and $8.9 million, respectively, compared to the three and six months ended June 30, 2025. These increases were primarily due to $9.0 million and $13.4 million respective increases in share-based compensation expense and, for the six months ended June 30, 2026, a $10.9 million increase in outsourced services costs offset by a $15.4 million decrease in non-income based tax benefit related to the repeal of Canada's digital services tax.

Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
	(in thousands, except percentages)
Severance and other personnel costs	$7,975	$—	NM	$44,147	$—	NM
Share-based compensation	4,788	—	NM	14,113	—	NM
Office space reductions	1,572	—	NM	3,172	—	NM
Total Restructuring	$14,335	$—	NM	$61,432	$—	NM

NM = Not meaningful
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
We expect to incur total charges of up to $69.6 million under the Restructuring Plan through the end of the third quarter of 2026. Liabilities under the Restructuring Plan are not material as of June 30, 2026.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Interest income (expense), net	$7,334	$28,022	(74)%	$25,120	$55,315	(55)%
Other income (expense), net	(1,295)	10,960	(112)%	(2,289)	15,479	(115)%
Interest and other income (expense), net	$6,039	$38,982	(85)%	$22,831	$70,794	(68)%
Interest and other income (expense), net for the three and six months ended June 30, 2026 decreased by $32.9 million and $48.0 million, respectively, compared to the three and six months ended June 30, 2025, primarily due to lower invested balances and returns on our cash equivalents and marketable securities as well as lower foreign currency exchange gains.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(2,490)	$(4,103)	(39)%	$7,597	$(16,690)	(146)%
Benefit from income taxes for the three months ended June 30, 2026 was primarily due to tax benefits from our net loss. Provision for income taxes for the six months ended June 30, 2026 was primarily due to tax deficiencies from shared-based compensation. Benefit from income taxes for the three and six months ended June 30, 2025 was primarily due to excess tax benefits from share-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our income taxes for the three and six months ended June 30, 2026 and were not material.
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
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Net income (loss)	$(46,669)	$38,755	NM	$(120,256)	$47,677	NM
Adjusted EBITDA	$311,307	$250,776	24%	$517,817	$422,425	23%

NM = Not meaningful
Net loss for the three and six months ended June 30, 2026 was $46.7 million and $120.3 million compared to net income of $38.8 million and $47.7 million for the three and six months ended June 30, 2025. Adjusted EBITDA was $311.3 million and $517.8 million for the three and six months ended June 30, 2026 compared to $250.8 million and $422.4 million for the three and six months ended June 30, 2025, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application, as well as our stock repurchase program as described below. As of June 30, 2026, we had $1,274.9 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of June 30, 2026, $169.5 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
Our total borrowing capacity under the 2022 revolving credit facility is $500.0 million as of June 30, 2026. We have not issued any letters of credit and are in compliance with all covenants under the 2022 revolving credit facility as of June 30, 2026.
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
As of June 30, 2026, we had outstanding convertible senior notes (the "Notes") for a principal amount of $1,000.0 million, which will mature on March 1, 2031, subject to earlier conversion, redemption or repurchase. In March 2026, we used the proceeds of the Notes to repurchase shares of our Class A common stock, as discussed below. Upon conversion of any Note, we will pay or deliver, as the case may be and subject to the indenture governing the Notes, cash and shares of our Class A common stock, if any. As of June 30, 2026, the Notes are not eligible for optional conversion.
In June 2026, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $99.2 million. The Capped Calls each have a conversion price of $22.72 up to a cap price of $30.59 per share, subject to certain adjustments. Refer to Note 5 of our condensed consolidated financial statements for further information on the Capped Calls.

In May 2026, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $4,000.0 million of cloud services from AWS through May 2031. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of June 30, 2026, our remaining contractual commitment is $3,927.9 million. We expect to meet our remaining commitment.
There have been no other material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2025.
Stock Repurchase Programs
In March 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the six months ended June 30, 2026, we repurchased and retired 28,950,481 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $551.0 million at an average price per share of $19.03. We also repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 through an accelerated share repurchase agreement under the March 2026 program as described below. As of June 30, 2026, $1,948.0 million remained available for repurchases under the March 2026 program.
During the six months ended June 30, 2026, we recorded $14.9 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1,000.0 million of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1,000.0 million, which we recorded as a reduction of stockholders' equity. We received an initial delivery of 41,279,670 shares of our Class A common stock in March 2026 and the remaining 13,516,943 shares in April 2026. In total, during the six months ended June 30, 2026, we repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 under the ASR.
For the six months ended June 30, 2026 and 2025, our net cash flows and free cash flow were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$620,908	$571,399
Investing activities	$158,770	$(74,120)
Financing activities	$(1,326,601)	$(419,041)
Free cash flow (1)	$581,615	$553,100

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $49.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in accrued expenses and other liabilities due to timing of payments to vendors offset by the impact of higher revenue on our accounts receivable balance.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash provided by (used in) investing activities increased by $232.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in net purchases and sales of marketable securities offset by a decrease in maturities of marketable securities and the acquisition of tvScientific.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, proceeds from the exercise of stock options and net proceeds from the issuance of the Notes. Net cash used in financing activities increased by $907.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in repurchases of our Class A common stock and the purchase of the Capped Calls offset by net proceeds from the issuance of the Notes.
Free cash flow
Free cash flow decreased $28.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and consists of net cash provided by operating activities and purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our foreign currency gain or loss for the three and six months ended June 30, 2026.
Interest Rate Risk
As of June 30, 2026, we held cash, cash equivalents and marketable securities of $1,274.9 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $5.0 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the net carrying amount of the Notes was $981.1 million. Changes in interest rates do not affect the interest expense incurred on the Notes as the Notes bear interest at fixed rates and are carried at amortized cost. However, the fair value of the Notes as described in Note 2 will fluctuate with movements in market interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
For information on certain litigation we are involved in, see "Legal Matters" in Note 6 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.
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
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We are also subject to investor, political, legal or regulatory scrutiny of the decisions we make regarding content we remove from, or allow on, platform. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and remove from our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other online platforms, such as the allegations of the impact of social media or online platforms on the mental health of users, may impact user engagement and advertising spending on our platform. Any of these factors could decrease our user growth, retention or engagement.
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
We continue to develop and evolve our international growth strategy and may adjust the way we expand our business operations outside the United States. We may limit our expansion or decrease our operations in certain international markets, including discontinuing advertising in those markets or not monetizing those markets at all. Alternatively, we may enter new international markets and expand in existing markets where we have limited or no experience in deploying our service or selling advertisements. In certain international jurisdictions, we rely on sales teams comprised of contractors, over whom we have limited control compared to our employees. We may launch our advertising platform in countries where we do not have sales staffing in place, where market perception of our service and ad platform may be low or where our audience size in a given market may be low relative to advertiser expectations, all or any of which could limit our ability to monetize those countries. In addition, as part of our growth and monetization strategy in markets outside the United States, we partner with local third-party sales organizations, which we refer to as resellers. However, there is no guarantee that resellers will choose to work with us or be willing to invest the time and resources required to train their staff to effectively sell our platform or that this strategy will be successful to increase average revenue per user in these markets. Further, in order to expand successfully, we need to offer content and products that are customized and relevant to local users and advertisers, which requires significant investment of time and resources.
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
Our brand and reputation could also be negatively affected by the content or actions of our users that are deemed to be harmful or inappropriate to other users, by the actions of our users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our platform for illicit, illegal or objectionable ends, any of which could be facilitated or augmented by the use of AI technologies, including generative AI. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our platform or objectionable practices, or to otherwise address user or advertiser concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to enforce our policies against this content in a consistently applied manner and on a timely basis or at all may decrease as the number of users grows, as the amount of content on the platform increases or as we expand our product and service offerings. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform, our business practices, or failure to comply with laws and regulations, including as a result of changes in government administration and policy positions, could damage our brand and reputation, regardless of the outcome.
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies, particularly as internet companies utilize AI to introduce new methods of search and discovery for consumers and AI reduces barriers to entry to compete with our products and services, as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or privacy and security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union's Artificial Intelligence Act (“EU AI Act”) came into effect in August 2024 with provisions that shall come into operation gradually over subsequent years and has various requirements that are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
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
We are continuing to develop and improve these tools and such efforts have and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, measurement tools provided by third parties increase in cost and expense, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue and financial results could be adversely affected.

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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of minors (including teens), creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area ("EEA") and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the EEA, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S Data Privacy Framework, of which Pinterest is a participant, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer UK and EEA user personal data outside of the EEA. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which are operative or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online may require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws: prohibiting offering services to teens, prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease users or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising revenue, and increase legal risk, compliance costs and potential fines for us and our third-party partners.
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
We have incurred significant net losses in the past and generated net income only recently, and may continue to generate operating losses in the future. We generated net loss of $120.3 million and net income of $47.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had retained earnings of $8.4 million. We may not realize sufficient revenue to achieve profitability in future periods.
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
As of June 30, 2026, we had outstanding $1.0 billion in aggregate principal amount of 1.75% convertible unsecured, senior notes due in 2031 (the “Notes”) and maintain a secured revolving credit facility, and we may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution or other adverse impacts. For example, our existing stockholders may experience dilution upon conversion of the Notes if the conversion amount includes value in excess of the principal amount, as we will deliver such excess in the form of Class A common stock. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B hold approximately 75.3% of the voting power of our outstanding capital stock as of June 30, 2026. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock, conversions of the Notes into our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. Additionally, our 2019 Omnibus Incentive Plan (the "2019 Plan") contains an evergreen provision which automatically increases on the first day of each fiscal year through and including January 1, 2029, the number of shares of our Class A common stock reserved for issuance under the plan by five percent of the total number of shares of our Class A common stock and our Class B common stock outstanding, or a lesser number determined by our board of directors. We currently have shares of Class A common stock that will be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of June 30, 2026, we had 5,921,462,168 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with the conversion of the Notes, our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
The capped call transactions we entered into in connection with the issuance of the Notes may affect the value of our Class A common stock and expose us to counterparty risk.
Subsequent to the issuance of the Notes, in June 2026, we entered into capped call transactions with various counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.
From time to time, the counterparties to the Capped Calls or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock or the Notes.
Additionally, the counterparties with whom we entered into the Capped Calls are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral.
Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to us under the Capped Calls and we may experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended for the three months ended June 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

April 1 - April 30, 2026	380,624	$18.32	348,568	$1,999,000,001
May 1 - May 31, 2026	—	—	—	1,999,000,001
June 1 - June 30, 2026	2,381,000	$21.43	2,381,000	$1,947,970,369
ASR (3)	13,516,943		13,516,943
Total	16,278,567		16,246,511

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
(2)Average price paid per share includes costs associated with repurchases and excludes $14.9 million excise tax resulting from the Inflation Reduction Act of 2022.
(3)In April 2026, we purchased and retired 13,516,943 out of the 54,796,613 shares of our Class A common stock under the terms of the ASR to conclude the program. The average price per share under the ASR program was $18.25.
On March 2, 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program") and canceled the November 2024 stock repurchase program, under which $499.9 million had remained available for repurchase.
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
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1,000.0 million of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1,000.0 million, which we recorded as a reduction of stockholders' equity. We received an initial delivery of 41,279,670 shares of our Class A common stock in March 2026 and the remaining 13,516,943 shares in April 2026. In total, during the six months ended June 30, 2026, we repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 under the ASR. Refer to Note 7 of our condensed financial statements for additional information on our share repurchase and ASR programs.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, our directors and section 16 officers entered into or terminated the following Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as those terms are defined in Regulation S-K, Item 408, the material terms of which are summarized below:
On May 11, 2026, Lee Brown, our Chief Business Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between August 11, 2026 and April 30, 2027 up to 50% of net shares of our Class A common stock to be issued to Mr. Brown after the satisfaction of applicable taxes following the vesting and settlement of 1,089,740 RSUs.

On May 7, 2026, Julia Brau Donnelly, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell between August 7, 2026 and June 30, 2027, (i) 29,548 shares of our Class A common stock and (ii) up to the net shares of our Class A common stock to be issued to Ms. Donnelly after the satisfaction of applicable taxes following the vesting and settlement of 341,090 RSUs.

On June 12, 2026, Matthew Madrigal, our Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between September 16, 2026 and January 15, 2027, up to 121,000 shares of our Class A common stock.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PINTEREST, INC.

Date: August 4, 2026	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)