Form 10-Q
period 2026-09-30
PINTEREST, INC.
filed 2026-10-29
CIK 1506293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 23, 2026, there were 500,526,454 shares of the Registrant’s Class A common stock, $.00001 par value per share, outstanding, and 72,981,386 shares of the Registrant’s Class B common stock outstanding.

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
•our ability to attract, retain, and manage advertisers, advertising agencies, and vertical concentration risk, and scale our revenue model;
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
•our ability to achieve the expected benefits of our restructuring plan; and
•our ability to attract and retain personnel.
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
•our ability to achieve the expected benefits of our restructuring plan;
•removing objectionable content or blocking objectionable practices by advertisers or third parties;
•our ability to compete effectively for users, creators, publishers or advertisers;
•our ability to develop effective products and tools for advertisers;
•our further expansion and monetization of our platform internationally;
•effective management of our business growth;
•our acquisition of other businesses;

•our development of or investment in successful new products or improvements to existing ones;
•our dependence on and ability to maintain and enhance a strong brand and reputation; and
•our ability to effectively develop and use AI and machine learning technologies in our products and services.
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
•users’ ability to authenticate with our service through a third-party login provider;
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
•our ability to protect our intellectual property and our use of “open source” software; and
•the interpretation and application of U.S. and non-U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
PINTEREST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$654,344	$969,342
Marketable securities	815,677	1,497,811
Accounts receivable, net	916,757	997,849
Prepaid expenses and other current assets	145,360	90,735
Total current assets	2,532,138	3,555,737
Property and equipment, net	97,134	66,451
Operating lease right-of-use assets	142,351	150,399
Intangible assets, net	80,533	6,083
Goodwill	475,290	100,227
Deferred tax assets	1,603,484	1,592,153
Other assets	19,938	21,082
Total assets	$4,950,868	$5,492,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,793	$129,810
Accrued expenses and other current liabilities	437,677	335,663
Total current liabilities	591,470	465,473
Convertible notes, net (1)	982,091	—
Operating lease liabilities	214,242	220,581
Other liabilities	58,742	60,840
Total liabilities	1,846,545	746,894
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.00001 par value, 6,666,667 shares authorized, 499,381 and 584,866 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; Class B common stock, $0.00001 par value, 1,333,333 shares authorized, 73,263 and 79,680 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	7
Additional paid-in capital	3,077,648	4,612,205
Accumulated other comprehensive income (loss)	(3,283)	4,333
Retained earnings	29,952	128,693
Total stockholders’ equity	3,104,323	4,745,238
Total liabilities and stockholders’ equity	$4,950,868	$5,492,132

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,173,929	$1,049,205	$3,361,097	$2,902,420
Costs and expenses:
Cost of revenue	261,585	212,325	757,491	614,604
Research and development	428,079	371,253	1,259,878	1,062,542
Sales and marketing	336,997	296,679	1,029,121	863,674
General and administrative	112,823	110,432	354,220	342,891
Restructuring	4,107	—	65,539	—
Total costs and expenses	1,143,591	990,689	3,466,249	2,883,711
Income (loss) from operations	30,338	58,516	(105,152)	18,709
Interest income (expense), net	6,022	28,536	31,142	83,851
Other income (expense), net	(1,232)	144	(3,521)	15,623
Income (loss) before provision for (benefit from) income taxes	35,128	87,196	(77,531)	118,183
Provision for (benefit from) income taxes	13,613	(4,912)	21,210	(21,602)
Net income (loss)	$21,515	$92,108	$(98,741)	$139,785
Net income (loss) per share:
Basic	$0.04	$0.14	$(0.17)	$0.21
Diluted	$0.04	$0.13	$(0.17)	$0.20
Weighted-average shares used in computing net income (loss) per share:
Basic	567,154	677,819	588,708	677,069
Diluted	582,652	694,532	588,708	691,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$21,515	$92,108	$(98,741)	$139,785
Other comprehensive income (loss), net of taxes:
Change in unrealized gain (loss) on available-for-sale marketable securities	(2,202)	597	(5,747)	1,907
Change in foreign currency translation adjustment and other	99	(647)	(1,869)	2,051
Comprehensive income (loss)	$19,412	$92,058	$(106,357)	$143,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	565,497	$6	$2,886,635	$(1,180)	$8,437	$2,893,898
Release of restricted stock units, net	7,147	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(100,681)	—	—	(100,681)
Share-based compensation	—	—	291,694	—	—	291,694
Other comprehensive loss	—	—	—	(2,103)	—	(2,103)
Net income	—	—	—	—	21,515	21,515
Balance as of September 30, 2026	572,644	$6	$3,077,648	$(3,283)	$29,952	$3,104,323

	Three Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	679,422	$7	$5,048,553	$3,878	$(240,485)	$4,811,953
Release of restricted stock units, net	4,342	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(114,792)	—	—	(114,792)
Repurchases of Class A common stock	(5,624)	—	(199,387)	—	—	(199,387)
Share-based compensation	—	—	235,136	—	—	235,136
Other comprehensive loss	—	—	—	(50)	—	(50)
Net income	—	—	—	—	92,108	92,108
Balance as of September 30, 2025	678,140	$7	$4,969,510	$3,828	$(148,377)	$4,824,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	664,546	$7	$4,612,205	$4,333	$128,693	$4,745,238
Release of restricted stock units, net	18,910	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(281,213)	—	—	(281,213)
Issuance of common stock related to charitable contributions	600	—	12,198	—	—	12,198
Purchase of capped calls related to convertible notes, net of tax	—	—	(75,848)	—	—	(75,848)
Repurchases of Class A common stock	(111,412)	(1)	(2,039,825)	—	—	(2,039,826)
Fair value of replacement awards	—	—	2,474	—	—	2,474
Share-based compensation	—	—	847,657	—	—	847,657
Other comprehensive loss	—	—	—	(7,616)	—	(7,616)
Net loss	—	—	—	—	(98,741)	(98,741)
Balance as of September 30, 2026	572,644	$6	$3,077,648	$(3,283)	$29,952	$3,104,323

	Nine Months Ended September 30, 2025

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	675,933	$7	$5,039,439	$(130)	$(288,162)	$4,751,154
Release of restricted stock units, net	12,052	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	—	—	(314,260)	—	—	(314,260)
Issuance of common stock for cash upon exercise of stock options	1,836	—	8,053	—	—	8,053
Issuance of common stock related to charitable contributions	500	—	13,495	—	—	13,495
Repurchases of Class A common stock	(12,181)	—	(427,013)	—	—	(427,013)
Share-based compensation	—	—	649,796	—	—	649,796
Other comprehensive income	—	—	—	3,958	—	3,958
Net income	—	—	—	—	139,785	139,785
Balance as of September 30, 2025	678,140	$7	$4,969,510	$3,828	$(148,377)	$4,824,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$(98,741)	$139,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,563	19,143
Share-based compensation	847,657	649,796
Deferred income taxes	10,293	(36,278)
Non-cash charitable contributions	12,198	13,495
Net amortization of investment premium and discount	(7,961)	(13,636)
Other	5,045	10,445
Changes in assets and liabilities:
Accounts receivable	110,123	94,573
Prepaid expenses and other assets	(54,480)	(4,970)
Operating lease right-of-use assets	27,688	21,820
Accounts payable	2,123	7,611
Accrued expenses and other liabilities	84,281	17,508
Operating lease liabilities	(30,148)	(26,241)
Net cash provided by operating activities	936,641	893,051
Investing activities
Purchases of property and equipment	(54,758)	(21,530)
Purchases of marketable securities	(691,521)	(1,234,446)
Sales of marketable securities	438,355	22,648
Maturities of marketable securities	933,139	1,065,121
Acquisition of business, net of cash acquired, and intangible assets	(449,204)	—
Net cash provided by (used in) investing activities	176,011	(168,207)
Financing activities
Proceeds from exercise of stock options, net	—	8,053
Repurchases of Class A common stock	(2,024,886)	(425,013)
Shares repurchased for tax withholdings on release of restricted stock units and restricted stock awards	(281,213)	(314,260)
Proceeds from issuance of convertible notes, net of issuance costs (1)	979,894	—
Purchase of capped calls related to convertible notes	(99,187)	—
Other financing activities	(2,265)	—
Net cash used in financing activities	(1,427,657)	(731,220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	2,355
Net increase (decrease) in cash, cash equivalents and restricted cash	(315,007)	(4,021)
Cash, cash equivalents and restricted cash, beginning of period	975,362	1,141,221
Cash, cash equivalents and restricted cash, end of period	$660,355	$1,137,200
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$654,344	$1,132,400
Restricted cash included in other assets	6,011	4,800
Total cash, cash equivalents and restricted cash	$660,355	$1,137,200

(1)Includes amounts attributable to related party transactions. Refer to Note 12 of our condensed consolidated financial statements for further information on related party arrangements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINTEREST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for income taxes, net	$14,956	$17,098
Non-cash investing and financing activities:
Excise tax on repurchases of Class A common stock in accrued expenses and other current liabilities	$14,939	$2,000
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$21,789	$80,458

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
For revenue generated from arrangements that involve third parties, we evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon which party obtains control of the specified goods or services before they are transferred to the customer. In making this determination, we consider the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
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
Our total deferred revenue, which we record in accrued expenses and other current liabilities on our condensed consolidated balance sheets, was $109.1 million and $47.5 million as of September 30, 2026 and December 31, 2025, respectively. We expect materially all of our deferred revenue to be recognized in the subsequent quarter.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Fair Value of Financial Instruments
The fair values of the financial instruments we measure at fair value on a recurring basis are as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$471,185	$—	$—	$471,185
Commercial paper	—	68,788	—	68,788
Marketable securities:
Corporate bonds	—	346,049	—	346,049
Commercial paper	—	215,027	—	215,027
Certificates of deposit	—	106,221	—	106,221
U.S. treasury securities	144,363	—	—	144,363
Non-U.S. government and supranational bonds	—	4,017	—	4,017
Other assets:
Certificates of deposit	$—	$6,011	$—	$6,011

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$452,315	$—	$—	$452,315
Commercial paper	—	286,879	—	286,879
U.S. treasury securities	64,934	—	—	64,934
Corporate bonds	—	4,516	—	4,516
Marketable securities:
Corporate bonds	—	706,288	—	706,288
U.S. treasury securities	374,844	—	—	374,844
Commercial paper	—	253,466	—	253,466
Certificates of deposit	—	163,213	—	163,213
Other assets:
Certificates of deposit	$—	$6,020	$—	$6,020
We classify our marketable securities within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Gross unrealized gains and losses on our marketable securities were not material in the aggregate as of September 30, 2026 and December 31, 2025. We evaluated all available evidence and did not recognize any allowance for credit losses for our marketable securities as of September 30, 2026 and December 31, 2025.
The fair value of our marketable securities by contractual maturity is as follows (in thousands):

September 30, 2026
Due in one year or less	$561,861
Due after one to five years	253,816
Total	$815,677
Net realized gains and losses from sales of available-for-sale securities were not material for any period presented.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We carry our convertible notes at face value, net of unamortized issuance costs on our condensed consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2026, the fair value of the convertible notes was $995.0 million, which we estimated using a binomial lattice model with inputs including risk-free rate, volatility and credit spread and classified within Level 3 in the fair value hierarchy. Refer to Note 5 of our condensed consolidated financial statements for further information on our convertible notes.
3. Acquisition
On February 17, 2026, we acquired all outstanding shares of tvScientific, Inc. ("tvScientific"), a connected TV performance advertising platform. We believe the acquisition of tvScientific will extend our AI-powered performance advertising from mobile to connected TV.
The total purchase consideration was $465.1 million, which was primarily in cash. We also issued replacement share-based awards with a grant date fair value of $24.1 million. Of this, $2.5 million was attributable to pre-combination services and allocated to purchase consideration while the remaining $21.6 million will be recognized as share-based compensation expense over the remainder of the awards' requisite service periods.
We accounted for the acquisition as a business combination. Of the total purchase consideration, we attributed $59.0 million to developed technology, $25.0 million to customer relationships, $375.1 million to goodwill and the remainder to net assets acquired and liabilities assumed, which were not material. We assigned useful lives of 5.0 years and 8.0 years to the developed technology and customer relationships, respectively. We estimated the fair value of the intangible assets acquired using an income approach with assumptions including projected revenue growth, technology royalty rate and technology obsolescence rate, classified within Level 3 measurement within the fair value hierarchy. Goodwill represents the synergies we expect to realize from the acquisition and the assembled workforce and is not deductible for tax purposes.
We included the results of tvScientific’s operations in our condensed consolidated financial statements beginning on the acquisition date. The acquisition did not have a material impact on our condensed consolidated financial statements so we have not presented historical and pro forma disclosures.
4. Goodwill and Intangible Assets, Net
Changes in goodwill are as follows (in thousands):

Balance as of December 31, 2025	$100,227
tvScientific acquisition	375,063
Balance as of September 30, 2026	$475,290

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets, net consists of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$88,151	$(35,631)	$52,520	4.6 years
Customer relationships	42,700	(19,433)	23,267	5.4 years
Patents and other intangibles	14,971	(10,225)	4,746	7.6 years
Total intangible assets, net	$145,822	$(65,289)	$80,533

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life(1)
Developed technology	$29,151	$(26,932)	$2,219	3.7 years
Customer relationships	17,700	(17,206)	494	1.6 years
Patents and other intangibles	12,721	(9,351)	3,370	7.7 years
Total intangible assets, net	$59,572	$(53,489)	$6,083

(1)Based on the weighted-average useful life established as of acquisition date.
Amortization expense was $4.8 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $11.8 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated future amortization expense as of September 30, 2026, is as follows (in thousands):

Intangible Asset Amortization
Remainder of 2026	$4,562
2027	16,120
2028	16,078
2029	15,722
2030	15,349
Thereafter	12,702
Total	$80,533
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
The net carrying amount of the Notes as of September 30, 2026, is as follows (in thousands):

September 30, 2026
Principal	$1,000,000
Unamortized issuance costs	17,909
Net carrying amount	$982,091
Debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes at an annual effective interest rate of 2.20%. Interest expense related to the Notes was not material during the three and nine months ended September 30, 2026.

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
6. Commitments and Contingencies
Purchase Commitments
In May 2026, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $4,000.0 million of cloud services from AWS through May 2031. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2026, our remaining contractual commitment is $3,692.9 million. We expect to meet our remaining commitment.
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
The number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on the first day of each fiscal year through and including January 1, 2029, in an amount equal to 5% of the total number of shares of our Class A common stock and our Class B common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. 180,527,489 shares of our Class A common stock were reserved for future issuance under our 2019 Plan as of September 30, 2026.

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Activity
Stock option activity during the nine months ended September 30, 2026, was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of December 31, 2025	8,554	$19.96	6.5	$50,720
Outstanding as of September 30, 2026	8,554	$19.96	5.7	$—
Exercisable as of September 30, 2026	8,554	$19.96	5.7	$—

(1)We calculate intrinsic value based on the difference between the exercise price of in-the-money-stock options and the fair value of our common stock as of the respective balance sheet date.
The total grant-date fair value of stock options vested was $18.9 million and $18.9 million for the nine months ended September 30, 2026 and 2025, respectively. No stock options were exercised during the nine months ended September 30, 2026. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 was $46.7 million.
Restricted Stock Unit and Restricted Stock Award Activity
RSU and RSA activity during the nine months ended September 30, 2026, was as follows (in thousands, except per share amounts):

	Restricted Stock Units and Restricted Stock Awards Outstanding
	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	39,119	$30.25
Granted	64,731	19.47
Released	(33,322)	23.98
Forfeited	(12,333)	24.78
Outstanding as of September 30, 2026	58,195	$23.01

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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-Based Compensation
Share-based compensation expense during the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$7,574	$5,173	$20,620	$14,228
Research and development	191,114	152,907	544,327	418,328
Sales and marketing	48,925	40,324	140,024	109,370
General and administrative	40,636	36,732	125,128	107,870
Restructuring	3,445	—	17,558	—
Total share-based compensation	$291,694	$235,136	$847,657	$649,796
We recognized income tax benefits on share-based compensation expense of $58.7 million and $48.9 million for the three months ended September 30, 2026 and 2025, respectively, and $170.1 million and $134.9 million for the nine months ended September 30, 2026 and 2025, respectively, which are reflected in the provision for (benefit from) income taxes on our condensed consolidated statements of operations.
As of September 30, 2026, we had $1,185.1 million of unrecognized share-based compensation expense, which we expect to recognize over a weighted-average period of 2.0 years.
Stock Repurchase Programs
In November 2024, our board of directors authorized a stock repurchase program of up to $2,000.0 million of our Class A common stock (the "November 2024 program"). During the nine months ended September 30, 2026, we repurchased and retired 27,664,663 shares of our Class A common stock through open market purchases under the November 2024 program for an aggregate purchase price of $472.9 million at an average price per share of $17.09.
In March 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2026, we repurchased and retired 28,950,481 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $551.0 million at an average price per share of $19.03. We also repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 through an accelerated share repurchase agreement under the March 2026 program as described below. As of September 30, 2026, $1,948.0 million remained available for repurchases under the March 2026 program.
During the nine months ended September 30, 2026, we recorded $14.9 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1,000.0 million of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1,000.0 million, which we recorded as a reduction of stockholders' equity. We received an initial delivery of 41,279,670 shares of our Class A common stock in March 2026 and the remaining

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13,516,943 shares in April 2026. In total, during the nine months ended September 30, 2026, we repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 under the ASR.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We calculated basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$18,707	$2,808	$81,175	$10,933	$(85,866)	$(12,875)	$122,907	$16,878
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	493,142	74,012	597,362	80,457	511,947	76,761	595,320	81,749
Basic net income (loss) per share	$0.04	$0.04	$0.14	$0.14	$(0.17)	$(0.17)	$0.21	$0.21
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$18,707	$2,808	$81,175	$10,933	$(85,866)	$(12,875)	$122,907	$16,878
Reallocation of net income as a result of conversion of Class B to Class A common stock	2,808	—	10,933	—	—	—	16,878	—
Reallocation of net income to Class B common stock	—	(75)	—	(263)	—	—	—	(347)
Diluted net income (loss)	$21,515	$2,733	$92,108	$10,670	$(85,866)	$(12,875)	$139,785	$16,531
Denominator
Weighted-average shares used in computing net income (loss) per share, basic	493,142	74,012	597,362	80,457	511,947	76,761	595,320	81,749
Conversion of Class B to Class A common stock	74,012	—	80,457	—	—	—	81,749	—
Weighted average effect of dilutive potential common stock	15,498	—	16,713	—	—	—	14,178	—
Weighted-average shares used in computing net income (loss) per share, diluted	582,652	74,012	694,532	80,457	511,947	76,761	691,247	81,749
Diluted net income (loss) per share	$0.04	$0.04	$0.13	$0.13	$(0.17)	$(0.17)	$0.20	$0.20

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basic net income (loss) per share is the same as diluted net income (loss) per share for the nine months ended September 30, 2026 because we reported a net loss. As we will settle the principal amount of the Notes in cash upon conversion, the Notes will only impact diluted net income (loss) per share when the average market price of our Class A common stock exceeds the initial conversion price of approximately $22.72 per share in the periods presented. We excluded the following weighted-average potential shares of common stock from our calculation of diluted net income (loss) per share because these would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	—	—	8,554	—
Unvested restricted stock units and restricted stock awards	15,754	1,601	62,633	8,322
ASR	—	—	2,030	—
Total	15,754	1,601	73,217	8,322
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
9. Income Taxes
We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. For the three and nine months ended September 30, 2026, the primary differences between our effective tax rate and the federal statutory rate were driven by U.S. research and development credits and tax deficiencies from share-based compensation. For the three and nine months ended September 30, 2025, the primary difference was excess tax benefits from share-based compensation. We recorded income tax expenses of $13.6 million and $21.2 million for the three and nine months ended September 30, 2026. We recorded income tax benefits of $4.9 million and $21.6 million for the three and nine months ended September 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our provision for income taxes for the three and nine months ended September 30, 2026 and were not material.
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

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Geographical Information
Revenue disaggregated by geography based on our customers’ billing addresses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. and Canada(1)	$861,922	$754,369	$2,421,977	$2,108,304
Europe(2)	203,128	191,510	618,652	528,306
Rest of World	108,879	103,326	320,468	265,810
Total revenue	$1,173,929	$1,049,205	$3,361,097	$2,902,420

(1)United States revenue was $822.9 million and $717.3 million for the three months ended September 30, 2026 and 2025, respectively, and $2,307.4 million and $2,011.1 million for the nine months ended September 30, 2026 and 2025, respectively. No individual country other than the United States exceeded 10% of our total revenue for any period presented.
(2)Europe includes Russia and Turkey.
Property and equipment, net and operating lease right-of-use assets by geography is as follows (in thousands):

	September 30,	December 31,
	2026	2025
United States	$146,389	$140,049
United Kingdom	38,521	26,234
Ireland	19,756	22,151
International(1)	34,819	28,416
Total property and equipment, net and operating lease right-of-use assets	$239,485	$216,850

(1)Other than the United States, United Kingdom and Ireland, no other country exceeded 10% of our total property and equipment, net and operating lease right-of-use assets for any period presented.
11. Restructuring
In January 2026, we initiated a global restructuring plan (the “Restructuring Plan”) to support our transformation initiatives, including but not limited to (i) reallocating resources to AI-focused roles and teams that drive AI adoption and execution, (ii) prioritizing AI‑powered products and capabilities, and (iii) accelerating the transformation of our sales and go-to-market approach. As part of the Restructuring Plan, we commenced a workforce reduction of less than 15% as well as office space reductions. The Restructuring Plan was completed during the third quarter of 2026.
Restructuring charges during the three and nine months ended September 30, 2026 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026
Severance and other personnel costs	$1,118	$45,265
Share-based compensation	3,445	17,558
Office space reductions (1)	(456)	2,716
Total Restructuring	$4,107	$65,539

(1)Office space reductions were negative for the three months ended September 30, 2026 due to gains recognized in connection with early terminations of office leases abandoned in the first quarter of 2026.
12. Related Party
In March 2026, we entered into the Investment Agreement with Elliott and issued $1,000.0 million in aggregate principal amount of the Notes to Elliott. Marc Steinberg is a Partner at Elliott Investment Management L.P. and

PINTEREST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
remains on our board of directors pursuant to the Investment Agreement. Refer to Note 5 for further information on the Notes.
13. Subsequent Event
In October 2026, we entered into an amended and restated five-year $700.0 million revolving credit facility (the “2026 revolving credit facility”) which replaced our previous $500.0 million revolving credit facility entered into on October 25, 2022, as amended in October 2023. The 2026 revolving credit facility also contains an accordion option which, if exercised, would allow us to increase our aggregate commitments by up to the greater of $1,000.0 million and 75% of consolidated EBITDA provided we are able to secure additional lender commitments and satisfy certain other conditions. Interest on any borrowings under the 2026 revolving credit facility accrues at either an adjusted term SOFR and a margin of 1.25% or at an alternative base rate plus a margin of 0.25%, at our election, and we are required to pay an annual commitment fee that accrues at 0.10% per annum on the unused portion of the aggregate commitments under the 2026 revolving credit facility.
The 2026 revolving credit facility also allows us to issue letters of credit, which reduce the amount we can borrow. We are required to pay a fee that accrues at 1.25% per annum on the average aggregate daily maximum amount available to be drawn under any outstanding letters of credit.
The 2026 revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. During any period when we obtain an investment grade rating from at least two rating agencies (such period, an "IG Period"), we will no longer be subject to certain restrictive covenants (including covenants that restrict our ability to make asset sales, make distributions to holders of our stock or the stock of our subsidiaries, make investments, engage in transactions with affiliates). The 2026 revolving credit facility also contains a financial maintenance covenant: a maximum net leverage ratio of consolidated debt to consolidated EBITDA no greater than 3.50 to 1.00, subject to an increase up to 4.00 to 1.00 for a certain period following an acquisition. The obligations under the 2026 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets, but upon us entering an IG Period, the obligations shall cease to be secured and the collateral released. We are in compliance with all covenants, and there are no amounts outstanding under the credit facility as of the filing of the Quarterly Report on Form 10-Q.

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
Overview of Third Quarter Results
Our key financial and operating results as of and for the three months ended September 30, 2026, unless noted otherwise, are as follows:
•Revenue was $1,173.9 million, an increase of 12% on a reported and constant currency basis compared to the three months ended September 30, 2025.
•Monthly active users ("MAUs") were 661 million, an increase of 10% compared to September 30, 2025.
•Share-based compensation expense was $291.7 million, an increase of $56.6 million compared to the three months ended September 30, 2025.
•Income from operations was $30.3 million, a decrease of $28.2 million compared to the three months ended September 30, 2025.
•Net income was $21.5 million and Adjusted EBITDA was $339.2 million.
•Net cash provided by operating activities was $936.6 million and free cash flow was $881.9 million during the nine months ended September 30, 2026.
•Cash, cash equivalents and marketable securities was $1,470.0 million.
•Headcount was 5,192.

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

As of September 30, 2026, global MAUs increased compared to September 30, 2025 primarily due to our ongoing investments in relevance and personalization.
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
Quarterly Average Revenue per User
For the three months ended September 30, 2026, global ARPU was $1.80, which represents an increase of 1% compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, U.S. and Canada ARPU was $8.38, an increase of 10%, Europe ARPU was $1.21, a decrease of 7%, and Rest of World ARPU was $0.23, an increase of 9% compared to the three months ended September 30, 2025.
We use MAUs and ARPU to assess the growth and health of the overall business and believe that these metrics best reflect our ability to attract, retain, engage and monetize our users, and thereby drive revenue.

Non-GAAP Financial Measures
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

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$21,515	$92,108	$(98,741)	$139,785
Depreciation and amortization	10,895	7,205	28,563	19,143
Share-based compensation (1)	288,249	235,136	830,099	649,796
Payroll tax expense related to share-based compensation	5,618	5,194	25,777	27,333
Interest (income) expense, net	(6,022)	(28,536)	(31,142)	(83,851)
Other (income) expense, net	1,232	(144)	3,521	(15,623)
Provision for (benefit from) income taxes	13,613	(4,912)	21,210	(21,602)
Restructuring charges (2)	4,107	—	65,539	—
Non-cash charitable contributions	—	—	12,198	13,495
Adjusted EBITDA	$339,207	$306,051	$857,024	$728,476

(1)Excludes share-based compensation expense of $3.4 million and $17.6 million for the three and nine months ended September 30, 2026, respectively, which is included in restructuring charges.
(2)We have excluded restructuring charges associated with the Restructuring Plan from Adjusted EBITDA because they are non-recurring and not reflective of our ongoing business operations or the underlying trends in our business.
Constant currency revenue
The following table presents revenue and period-over-period changes on an as reported and constant currency basis (in thousands, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2026	2025	As Reported	Constant Currency(1)	2026	2025	As Reported	Constant Currency(1)
Revenue	$1,173,929	$1,049,205	12%	12%	$3,361,097	$2,902,420	16%	15%

(1)On a constant currency basis, revenue for the three and nine months ended September 30, 2026 was $1,174.1 million and $3,327.8 million, respectively, due to a $0.2 million unfavorable and $33.3 million favorable impact of changes in foreign exchange rates for the respective periods.
Free cash flow
The following table presents a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow (in thousands):

	Nine Months Ended September 30,
	2026	2025
Reconciliation of free cash flow
Net cash provided by operating activities	$936,641	$893,051
Less:
Purchases of property and equipment	(54,758)	(21,530)
Free cash flow	$881,883	$871,521

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,173,929	$1,049,205	$3,361,097	$2,902,420
Costs and expenses (1):
Cost of revenue	261,585	212,325	757,491	614,604
Research and development	428,079	371,253	1,259,878	1,062,542
Sales and marketing	336,997	296,679	1,029,121	863,674
General and administrative	112,823	110,432	354,220	342,891
Restructuring	4,107	—	65,539	—
Total costs and expenses	1,143,591	990,689	3,466,249	2,883,711
Income (loss) from operations	30,338	58,516	(105,152)	18,709
Interest income (expense), net	6,022	28,536	31,142	83,851
Other income (expense), net	(1,232)	144	(3,521)	15,623
Income (loss) before provision for (benefit from) income taxes	35,128	87,196	(77,531)	118,183
Provision for (benefit from) income taxes	13,613	(4,912)	21,210	(21,602)
Net income (loss)	$21,515	$92,108	$(98,741)	$139,785
Adjusted EBITDA (2)	$339,207	$306,051	$857,024	$728,476

(1)Includes share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$7,574	$5,173	$20,620	$14,228
Research and development	191,114	152,907	544,327	418,328
Sales and marketing	48,925	40,324	140,024	109,370
General and administrative	40,636	36,732	125,128	107,870
Restructuring	3,445	—	17,558	—
Total share-based compensation	$291,694	$235,136	$847,657	$649,796
(2)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

The following table sets forth our condensed consolidated statements of operations data (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	22	20	23	21
Research and development	36	35	37	37
Sales and marketing	29	28	31	30
General and administrative	10	11	11	12
Restructuring	—	—	2	—
Total costs and expenses	97	94	103	99
Income (loss) from operations	3	6	(3)	1
Interest income (expense), net	1	3	1	3
Other income (expense), net	—	—	—	1
Income (loss) before provision for (benefit from) income taxes	3	8	(2)	4
Provision for (benefit from) income taxes	1	—	1	(1)
Net income (loss)	2%	9%	(3)%	5%
Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Revenue	$1,173,929	$1,049,205	12%	$3,361,097	$2,902,420	16%
Revenue for the three and nine months ended September 30, 2026 increased by $124.7 million and $458.7 million, respectively, compared to the three and nine months ended September 30, 2025 primarily due to growth from our consideration and, to a lesser extent, awareness objectives. Revenue increased 12% and 16% on a reported and 12% and 15% on a constant currency basis for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. Revenue growth was primarily driven by 1% and 4% respective increases in ARPU supported by a 10% increase in average MAUs for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The number of advertisements served increased by 17% and 19% while the price of advertisements decreased by 4% and 2% for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively.
Revenue based on our estimate of the geographic location of our users increased by 14% and 15% in U.S. and Canada to $894.2 million and $2,524.5 million, and Rest of World revenue increased by 24% and 38% to $87.1 million and $245.6 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. Europe revenue was flat at $192.6 million for the three months ended September 30, 2026 primarily due to lower advertising demand and increased by 11% to $590.9 million for the nine months ended September 30, 2026.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Cost of revenue	$261,585	$212,325	23%	$757,491	$614,604	23%
Percentage of revenue	22%	20%		23%	21%
Cost of revenue for the three and nine months ended September 30, 2026 increased by $49.3 million and $142.9 million, respectively, compared to the three and nine months ended September 30, 2025. These increases were due to higher infrastructure costs, which increased by $28.4 million and $87.4 million, respectively, due to increased users and engagement and investments in additional GPU capacity, as well as higher payments associated with partner arrangements.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Research and development	$428,079	$371,253	15%	$1,259,878	$1,062,542	19%
Percentage of revenue	36%	35%		37%	37%
Research and development for the three and nine months ended September 30, 2026 increased by $56.8 million and $197.3 million, respectively, compared to the three and nine months ended September 30, 2025. These increases were primarily due to $38.2 million and $126.0 million respective increases in share-based compensation expense and 7% and 12% increases in personnel expenses for the three and nine months ended September 30, 2026.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Sales and marketing	$336,997	$296,679	14%	$1,029,121	$863,674	19%
Percentage of revenue	29%	28%		31%	30%
Sales and marketing for the three and nine months ended September 30, 2026 increased by $40.3 million and $165.4 million, respectively, compared to the three and nine months ended September 30, 2025. These increases were primarily due to $14.0 million and $44.8 million respective increases in marketing expenses, 9% and 14% increases in personnel expenses primarily due to higher headcount, $8.6 million and $30.7 million increases in share-based compensation expense and, for the nine months ended September 30, 2026, a $29.0 million increase in outsourced services costs.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
General and administrative	$112,823	$110,432	2%	$354,220	$342,891	3%
Percentage of revenue	10%	11%		11%	12%
General and administrative for the three and nine months ended September 30, 2026 increased by $2.4 million and $11.3 million, respectively, compared to the three and nine months ended September 30, 2025. These increases were primarily due to $3.9 million and $17.3 million respective increases in share-based compensation expense. For the nine months ended September 30, 2026, this increase was offset by a $15.4 million non-income based tax benefit related to the repeal of Canada's digital services tax.

Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
	(in thousands, except percentages)
Severance and other personnel costs	$1,118	$—	NM	$45,265	$—	NM
Share-based compensation	3,445	—	NM	17,558	—	NM
Office space reductions (1)	(456)	—	NM	2,716	—	NM
Total Restructuring	$4,107	$—	NM	$65,539	$—	NM

(1)Office space reductions were negative for the three months ended September 30, 2026 due to gains recognized in connection with early terminations of office leases abandoned in the first quarter of 2026.
NM = Not meaningful
In January 2026, we initiated a global restructuring plan (the “Restructuring Plan”) to support our transformation initiatives, including but not limited to (i) reallocating resources to AI-focused roles and teams that drive AI adoption and execution, (ii) prioritizing AI‑powered products and capabilities, and (iii) accelerating the transformation of our sales and go-to-market approach. As part of the Restructuring Plan, we commenced a workforce reduction of less than 15% as well as office space reductions. The Restructuring Plan was completed during the third quarter of 2026.
Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Interest income (expense), net	$6,022	$28,536	(79)%	$31,142	$83,851	(63)%
Other income (expense), net	(1,232)	144	(956)%	(3,521)	15,623	(123)%
Interest and other income (expense), net	$4,790	$28,680	(83)%	$27,621	$99,474	(72)%
Interest and other income (expense), net for the three and nine months ended September 30, 2026 decreased by $23.9 million and $71.9 million, respectively, compared to the three and nine months ended September 30, 2025, primarily due to lower returns on our cash equivalents and marketable securities, driven by lower invested balances.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$13,613	$(4,912)	(377)%	$21,210	$(21,602)	(198)%
Provision for income taxes for the three and nine months ended September 30, 2026 was primarily due to tax deficiencies from shared-based compensation. Benefit from income taxes for the three and nine months ended September 30, 2025 was primarily due to excess tax benefits from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses and other changes to the U.S. taxation of profits derived from foreign operations. The provisions of the OBBBA have multiple effective dates from 2025 through 2027. The changes effective in 2026 are included in our income taxes for the three and nine months ended September 30, 2026 and were not material.

Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change

	(in thousands, except percentages)
Net income (loss)	$21,515	$92,108	(77)%	$(98,741)	$139,785	NM
Adjusted EBITDA	$339,207	$306,051	11%	$857,024	$728,476	18%

NM = Not meaningful
Net income for the three months ended September 30, 2026 was $21.5 million and net loss for the nine months ended September 30, 2026 was $98.7 million compared to net income of $92.1 million and $139.8 million for the three and nine months ended September 30, 2025. Adjusted EBITDA was $339.2 million and $857.0 million for the three and nine months ended September 30, 2026 compared to $306.1 million and $728.5 million for the three and nine months ended September 30, 2025, due to the factors described above. See “Non-GAAP Financial Measure” for more information and for a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Liquidity and Capital Resources
We finance our operations primarily through payments received from our customers. Our primary uses of cash are personnel-related costs and the cost of hosting our website and mobile application, as well as our stock repurchase program as described below. As of September 30, 2026, we had $1,470.0 million in cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities are primarily invested in short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds. As of September 30, 2026, $135.9 million of our cash and cash equivalents was held by our foreign subsidiaries.
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
In October 2026, we entered into an amended and restated five-year $700.0 million revolving credit facility (the “2026 revolving credit facility”) which replaced the 2022 revolving credit facility entered into on October 25, 2022, as amended in October 2023. The 2026 revolving credit facility also contains an accordion option which, if exercised, would allow us to increase our aggregate commitments by up to the greater of $1,000.0 million and 75% of consolidated EBITDA provided we are able to secure additional lender commitments and satisfy certain other conditions. Interest on any borrowings under the 2026 revolving credit facility accrues at either an adjusted term SOFR and a margin of 1.25% or at an alternative base rate plus a margin of 0.25%, at our election, and we are required to pay an annual commitment fee that accrues at 0.10% per annum on the unused portion of the aggregate commitments under the 2026 revolving credit facility.
The 2026 revolving credit facility also allows us to issue letters of credit, which reduce the amount we can borrow. We are required to pay a fee that accrues at 1.25% per annum on the average aggregate daily maximum amount available to be drawn under any outstanding letters of credit.
The 2026 revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with our affiliates. During any period when we obtain an investment grade rating from at least two rating agencies (such period, an "IG Period"), we will no longer be subject to certain restrictive covenants (including covenants that restrict our ability to make asset sales, make distributions to holders of our stock or the stock of our subsidiaries, make investments or engage in transactions with affiliates). The 2026 revolving credit facility also contains a financial maintenance covenant: a maximum net leverage ratio of consolidated debt to consolidated EBITDA no greater than 3.50 to 1.00, subject to an increase up to 4.00 to 1.00 for a certain period following an acquisition. The obligations under the 2026 revolving credit facility are secured by liens on substantially all of our domestic assets, including certain domestic intellectual property assets, but upon our entering an IG Period, the obligations shall cease to be secured and the collateral released. We are in compliance with all covenants, and there are no amounts outstanding under the credit facility as of the filing of the Quarterly Report on Form 10-Q.

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
As of September 30, 2026, we had outstanding convertible senior notes (the "Notes") for a principal amount of $1,000.0 million, which will mature on March 1, 2031, subject to earlier conversion, redemption or repurchase. In March 2026, we used the proceeds of the Notes to repurchase shares of our Class A common stock, as discussed below. Upon conversion of any Note, we will pay or deliver, as the case may be and subject to the indenture governing the Notes, cash and shares of our Class A common stock, if any. As of September 30, 2026, the Notes are not eligible for optional conversion.
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
In May 2026, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which governs our use of cloud computing infrastructure provided by AWS. Under the new pricing addendum, we are required to purchase at least $4,000.0 million of cloud services from AWS through May 2031. If we fail to do so, we are required to pay the difference between the amount we spend and the required commitment amount. As of September 30, 2026, our remaining contractual commitment is $3,692.9 million. We expect to meet our remaining commitment.
There have been no other material changes to our material cash requirements or non-cancelable contractual commitments since December 31, 2025.
Stock Repurchase Programs
In March 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program") and canceled the November 2024 program, under which $499.9 million had remained available for repurchase. Under the March 2026 program, we are authorized to repurchase, from time to time, shares of our Class A common stock through open market purchases, block transactions, privately negotiated purchase transactions or in such other manner as deemed advisable by management. In addition, we may establish one or more trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or enter into arrangements with brokers or other third parties for accelerated purchases of our Class A common stock. The March 2026 program does not obligate us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time. The timing, manner, price and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the nine months ended September 30, 2026, we repurchased and retired 28,950,481 shares of our Class A common stock through open market purchases under the March 2026 program for an aggregate purchase price of $551.0 million at an average price per share of $19.03. We also repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 through an accelerated share repurchase agreement under the March 2026 program as described below. As of September 30, 2026, $1,948.0 million remained available for repurchases under the March 2026 program.
During the nine months ended September 30, 2026, we recorded $14.9 million of excise tax resulting from the Inflation Reduction Act of 2022 in relation to stock repurchases under the November 2024 and March 2026 programs.
Accelerated Share Repurchase Agreement
In March 2026, we entered into an accelerated share repurchase agreement (the “ASR”) with a financial institution to repurchase $1,000.0 million of our Class A common stock as part of our March 2026 program. Under the terms of the ASR, we made an up-front payment of $1,000.0 million, which we recorded as a reduction of stockholders' equity. We received an initial delivery of 41,279,670 shares of our Class A common stock in March 2026 and the remaining 13,516,943 shares in April 2026. In total, during the nine months ended September 30, 2026, we repurchased and retired 54,796,613 shares of our Class A common stock at an average price per share of $18.25 under the ASR.
For the nine months ended September 30, 2026 and 2025, our net cash flows and free cash flow were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$936,641	$893,051
Investing activities	$176,011	$(168,207)
Financing activities	$(1,427,657)	$(731,220)
Free cash flow (1)	$881,883	$871,521

(1)See “Non-GAAP Financial Measure” for more information and for a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
Operating Activities
Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash reconciling items, such as share-based compensation expense, depreciation and amortization, deferred income taxes, net amortization of investment premium and discount, non-cash charitable contributions and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $43.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in our net income as adjusted for certain non-cash items as well as an increase in accrued expenses and other liabilities offset by an increase in prepaid and other current assets which are both due to timing of payments to vendors.
Investing Activities
Cash flows from investing activities consist of capital expenditures for improvements to new and existing office spaces and acquisitions of businesses. We also actively manage our operating cash and cash equivalent balances and invest excess cash in short-duration marketable securities, the sales and maturities of which we use to fund our ongoing cash requirements. Net cash provided by (used in) investing activities increased by $344.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in net purchases and sales of marketable securities offset by a decrease in maturities of marketable securities and the acquisition of tvScientific.
Financing Activities
Cash flows from financing activities consist of tax remittances on release of RSUs and RSAs, repurchases of our Class A common stock, proceeds from the exercise of stock options and net proceeds from the issuance of the Notes. Net cash used in financing activities increased by $696.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in repurchases of our Class A common stock and the purchase of the Capped Calls offset by net proceeds from the issuance of the Notes.
Free cash flow
Free cash flow increased $10.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and consists of net cash provided by operating activities less purchases of property and equipment. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net cash flows provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our subsidiaries is either their local currency or the U.S. dollar, depending on the circumstances. While the majority of our revenue and operating expenses are denominated in U.S. dollars, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain asset and liability balances denominated in currencies other than the functional currency of the subsidiaries in which they are recorded. To date, these fluctuations have not been material. We have not engaged in hedging activities relating to our foreign currency exchange risk, although we may do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have materially affected our foreign currency gain or loss for the three and nine months ended September 30, 2026.
Interest Rate Risk
As of September 30, 2026, we held cash, cash equivalents and marketable securities of $1,470.0 million. Our cash equivalents and marketable securities primarily consist of short-duration fixed income securities, including government and investment-grade corporate debt securities and money market funds, and our investment policy is meant to preserve capital and maintain liquidity. Changes in interest rates affect the interest income we earn on our cash, cash equivalents and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 100 basis point increase in interest rates would have decreased the market value of our cash equivalents and marketable securities by $4.9 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the net carrying amount of the Notes was $982.1 million. Changes in interest rates do not affect the interest expense incurred on the Notes as the Notes bear interest at fixed rates and are carried at amortized cost. However, the fair value of the Notes as described in Note 2 of our condensed consolidated financial statements will fluctuate with movements in market interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
A substantial portion of our revenue is derived from a small number of advertisers and is currently concentrated in certain verticals, particularly retail. We either contract directly with advertisers or with advertising agencies on behalf of advertisers, many of which are owned by large media corporations that exercise varying degrees of control over the agencies. Moreover, spending by our largest advertisers can and has fluctuated significantly from period to period, and growth in advertising spend from any one of these advertisers may not offset reduced advertising spend by others. Our business, revenue and financial results could be harmed by the loss of, reduced spending by, or a deterioration in our relationship with, any one of our largest advertisers or with any advertising agencies or the large media corporations that control them.
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
•if our partnerships for third-party advertisement demand do not yield expected business impact;
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
•changes to our data privacy practices (including those relating to protecting the security and integrity of our platform, our use of AI, as well as those resulting from changes to laws, regulations, legal decisions, or third-party policies) that affect the type or manner of advertising that we are able to provide;
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
•the macroeconomic conditions and the status of the advertising industry, such as fear of recession, inflation, the impact of tariffs and related retaliatory actions and other trade protection measures, supply chain issues, and inventory and labor shortages, which from time to time cause businesses to spend less on advertising and/or direct their advertising spend to larger companies that offer more traditional and widely accepted advertising products;
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
We anticipate that our active user growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. As a result, our financial performance will increasingly depend on our ability to increase user engagement and our monetization efforts. Our platform particularly resonates with women, who comprise a significant majority of our total user base. In addition, our platform also resonates with the younger generation, as Gen Z users represent a large portion of our user base. We may not be able to further increase the number of users in these demographics and may need to increase the number of users in other demographics, such as men and international users, in order to grow our users. Further, we may make changes to our product that make it less attractive for a particular demographic.
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
Some of the actions that we may take to make our platform more positive and inspiring and make our content more useful and relevant may reduce traffic that we drive from our platform to the websites of third parties, which may reduce their willingness to contribute or continue availability of their content on our platform. We endeavor to keep divisive, disturbing or unsafe content off our platform by deactivating or limiting the distribution of certain types of content, even if this content would be permitted on other platforms, which could result in a decrease in user growth, retention or engagement. We apply significant judgment in making these determinations and may be unsuccessful in our efforts to remove this content in a manner that is (or is perceived to be) consistently applied and on a timely basis or at all, which could also result in a decrease in user growth, retention or engagement. We are also subject to investor, political, legal or regulatory scrutiny of the decisions we make regarding content we remove from, or allow on, our platform. Further, we may not be able to prevent users from misusing the content they discover on our platform, or misusing the platform itself, which may harm our brand and reputation and also deter users and advertisers from using our platform. If we fail to identify and remove from our platform advertisers and merchants who offer poor quality goods or fail to deliver goods to their customers, we may lose user confidence. In addition, controversies regarding content on other online platforms, such as the allegations of the impact of social media or online platforms on the mental health of users, may impact user engagement and advertising spending on our platform. Any of these factors could decrease our user growth, retention or engagement.
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
•macroeconomic conditions, such as inflation and labor shortages, which had an impact on the pace of our global expansion;
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
We may not achieve the expected benefits of our restructuring plan, which could adversely affect our business.
During the first quarter of 2026, we initiated the Restructuring Plan, which we completed in the third quarter of 2026, to support our transformation initiatives of reallocating resources to AI-focused roles and teams that drive AI adoption and execution, prioritizing AI powered products and capabilities, and accelerating the transformation of our sales and go-to-market approach.

The Restructuring Plan could adversely affect our business and results of operations due to any of the following: adversely affecting our internal programs and our ability to recruit and retain skilled and motivated personnel; negatively impacting our business operations and reputation with or ability to serve customers; and not generating the intended benefits to the extent or as quickly as anticipated.
We may acquire other businesses, talent or technology, which could require significant management attention, disrupt our business and dilute stockholder value.
As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products or technologies. For example, we acquired tvScientific, Inc. in February 2026. This and other acquisitions may not achieve our goals, and we may not realize benefits from this or other acquisitions we make in the future. Closing and integrating acquisitions requires significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, the business, revenue and financial results of the combined company could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by users, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing or cash from operations. The issuance of equity to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. We may not be able to successfully complete announced transactions on a timely basis or at all, and our acquisitions are subject to scrutiny from regulators, which could block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, revenue and financial results.
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
We use machine learning and AI technologies in our products and services, and we are making investments in expanding our AI capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. AI technologies are complex and rapidly evolving, and we face significant potential disruption from other companies, particularly as internet companies utilize AI to introduce new methods of search and discovery for consumers and AI reduces barriers to entry to compete with our products and services, as well as an evolving regulatory landscape. The continued integration of any AI technologies into our products can result in new or enhanced governmental or regulatory scrutiny, intellectual property claims, litigation, confidentiality or privacy and security risks, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. As a result of the complexity and rapid development of AI, it is also the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their platform moderation, intellectual property, cybersecurity, and data protection laws to AI and/or are considering general legal frameworks on AI. For example, the European Union's Artificial Intelligence Act (“EU AI Act”) has various requirements that are principally focused on creating transparency with respect to generative AI systems and AI-generated content. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a company’s global annual revenue. We may not always be able to anticipate the necessary response to these frameworks given they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.
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
As an online platform, we are frequently targeted by cybersecurity attacks because we receive, process, use, store, and share digitally large amounts of data, including user data as well as confidential, sensitive, proprietary, and personal information in the ordinary course of our business. There can be no assurance that any cybersecurity attack or incident will not be material or ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. Our efforts to protect our internal data or the information that users, creators, publishers and advertisers and other partners have shared with us may be unsuccessful due to the actions of third parties, software bugs, misconfigurations, vulnerabilities or other technical malfunctions, cybersecurity attacks, employee error or malfeasance, hacking, ransomware, viruses or other factors. In addition, third parties have in the past and may in the future attempt to induce our personnel, users, creators, publishers, advertisers or vendors to disclose information to gain access to our data, advertisers' data or users’ data. Further, because the login credentials or passwords employed by users to access our platform may be similar to or the same as the ones that they use in connection with other platforms or websites, a breach in the security of those platforms or websites can allow third parties to gain unauthorized access to users’ accounts on our platform. If any of the events described above occur, our information or personnel's, users', creators', publishers' or advertisers' information could be accessed or disclosed improperly. If a third party gains unauthorized access to our platform, they may, among other things, post malicious spam and other content on our platform using a user’s, creator's, publishers' or advertiser’s account, which could negatively affect our platform, reputation, and business.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to communicate with or understand the identity of our users or, our ability to collect or use information that allows us to attribute user actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple's Intelligent Tracking Prevention (“ITP”) feature in its Safari browser blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Further, Apple implemented certain changes, including an AppTrackingTransparency framework that limits the ability of mobile applications to obtain access to an iOS device’s advertising identifier and affects our ability to track user actions off our platform and connect their interactions with on-platform advertising.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws. We are subject to GDPR which expands the rights of individuals to control how their personal data is processed, includes restrictions on the use of personal data of minors (including teens), creates new regulatory and operational requirements for processing personal data (particularly in the case of a data breach), increases requirements for security and confidentiality, restricts transfers of data outside of the European Economic Area ("EEA") and provides for significant penalties for non-compliance, including fines of up to 4% of global annual turnover for the preceding financial year or

€20 million (whichever is higher) for the most serious infringements. Additionally, we have historically relied upon multiple legally valid transfer mechanisms to transfer certain personal data outside of the EEA, including the EU-U.S. Privacy Shield Framework and Standard Contractual Clauses (SCCs). The Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld the validity of the SCCs subject to future elaboration of additional safeguards by regulators such as specific “supplemental measures” that should be undertaken to protect EU data subjects. While the EU Commission has approved a new EU-U.S. Data Privacy Framework, of which Pinterest is a participant, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S. The invalidation of data transfer mechanisms, or the potential invalidation of additional safeguards could have a significant adverse impact on our ability to process and transfer UK and EEA user personal data outside of the EEA. The State of California enacted the CCPA which requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new private right of action for data breaches. Other states have also enacted privacy laws similar to the CCPA, which are operative or will become operative in the next few years, with these providing consumers with similar abilities to opt-out of certain data sharing and to limit the use of certain data for targeted advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply and may disproportionately affect our business in comparison to our peers that have greater resources. These laws and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Certain regulations focused on online safety and protection of teens’ privacy online have required us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws: prohibiting offering services to teens, prohibiting showing teens advertising, requiring age verification or assurance, limiting the use of teens’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws have resulted in restrictions on the use of certain of our products or services by teens; and have required changes to our products and services to achieve compliance. The inability to offer certain products and services to teens may decrease users or user engagement in those jurisdictions, decrease our advertising revenue, and increase legal risk, compliance costs and potential fines for us and our third-party partners.
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
We currently depend on the continued services and performance of our key personnel, including William Ready and others. Mr. Ready's employment, and the employment of our other key personnel, is at will, which means they may resign or be terminated for any reason at any time. Similarly, Mr. Silbermann is currently non-executive Chair of the Board and may resign at any time. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our computer vision, AI, machine learning, design, marketing, sales and product development personnel, could disrupt our operations and harm our business. This risk is particularly heightened in an environment where companies, including us, slow down hiring or reduce their workforce, as we have done under the Restructuring Plan, which involves the reduction of our workforce, and will continue to find ways to further reduce costs due to macroeconomic conditions.
In addition, it is important to our business to attract and retain highly talented personnel, particularly engineers with expertise in computer vision, AI and machine learning. We have found and may continue to find our recruiting and retention efforts more challenging because the marketplace for talent is highly competitive, particularly as a result of our workforce reduction under the Restructuring Plan. Certain legal, regulatory, and policy developments, such as changes to policies and requirements regarding immigration and visas, may also negatively impact our ability to attract, hire and retain highly talented personnel, or may lead to public scrutiny, investigations, litigation, and regulatory or other proceedings related to our policies and procedures. The incentives provided by our stock option grants, restricted stock grants and restricted stock unit grants, or by other compensation and benefits arrangements, may not be effective to attract and retain employees, especially as a result of continued fluctuations in our stock price. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees' and potential employees' expectations, we may experience difficulties attracting and retaining personnel.
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
We allow users to authenticate with our service through a third-party login provider. If this third party discontinues these tools or experiences a breach or outage in its platform or web browser developers make changes that restrict the use of these tools, user retention, growth or engagement could decline.
A significant number of users access their accounts on our platform using a third-party login provider, Google. If security on that platform is compromised, if users are locked out from their accounts on that platform or if that platform experiences an outage or otherwise institutes policies that prevent users from accessing their accounts on our platform through those logins, users may be unable to access our platform. In addition, a third-party login provider may institute policies that restrict us from both communicating with users or identifying users. As a result of these actions, user growth, retention and engagement on our platform has been and could be adversely affected in the future, even if only for a temporary period. Additionally, if Google discontinues its identity services or experiences an outage, then we may lose and be unable to recover users previously using this function, and our user growth or engagement could decline.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including but not limited to, the Digital Millennium Copyright Act, the Communications Decency Act ("CDA"), the fair-use doctrine in the United States, the EU E-Commerce Directive, the EU AI Act and the DSA. These frameworks and defenses may limit, but do not necessarily eliminate, our potential liability for caching, hosting, listing or linking to third-party content that may include materials that infringe copyrights or are otherwise unlawful. Each of these statutes and doctrines is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available for our protection. For example, the CDA has been amended by Congress and interpreted by courts in ways that have narrowed its applicability. Further, recent decisions by the Court of Justice of the European Union have created uncertainty regarding the status of longstanding intermediary liability provisions under EU law, which may result in additional obligations for online platforms, as well as increased litigation and liability. Additionally, in June 2025, the Brazilian Supreme Court partially invalidated the country's limitation on platform liability for third-party content, imposing more stringent requirements on platforms and increasing litigation and regulatory risk. If the relevant statutory regimes are amended or repealed, if the rules around these doctrines change, if international jurisdictions refuse to apply similar protections to the U.S., or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices or operations.
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
We are also subject to fines or orders restricting or blocking our service in particular countries or for particular groups of users as a result of content on our platform. For example, certain countries have implemented regulations that authorize fines or provide for throttling or blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. There can be no assurance that our tools or policies for certain removal obligations or any new tools or policies we develop will be sufficient to maintain compliance with these regulations.
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
Governmental authorities outside the United States have restricted, and may in the future seek to restrict access to our platform, including for certain groups, if they consider us to be in violation of their laws or for other reasons. For example, access to our service has been or is currently restricted in whole or in part in certain countries. Other governments may seek to restrict access to or block our platform, prohibit or block the hosting of certain content available through our platform, or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. We may also decide to stop offering our platform in a country as a result of these types of restrictions. For example, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content, to appoint local representatives in the country, or to store user data within that country. It can be challenging or impractical to manage the requirements of multiple jurisdictions governing the type and nature of the content available on our platform. If additional prohibitions or restrictions are imposed on our platform, or if our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our user growth, retention and engagement may be adversely affected.
We could become involved in legal disputes that are expensive to support, and if resolved adversely, could harm our business, revenue and financial results.

We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, including class action lawsuits, mass arbitrations, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, AI, safety, law enforcement, civil rights, the use of our platform for illegal purposes, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform, or based on decisions we make regarding what content is allowed on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, can be time consuming, result in costly litigation, unfavorable outcomes, high indemnification expenses, increased costs of business, may require us to change our business practices or products, product offerings and features, require a significant amount of management’s time, may harm our reputation or otherwise harm our business and future financial results.
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
With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices alleged or found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses or may not be available to us at all and may require us to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all.
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
A portion of the technologies we use incorporates software, models, code, data, or other intellectual property that are offered under free, open source, source-available, or similar types of licenses (collectively, "open source") and we may incorporate such open source intellectual property in the future. Open source licenses may subject us to certain unfavorable conditions, including requirements that we make publicly available source code, model weights, or data for any modifications or derivative works we create based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license for no cost, or that we restrict the use of models or data to certain use cases. Some open source software may include AI software, including generative AI, or other software that incorporates or relies on AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of AI software, tools, and their output have not been fully interpreted by U.S. courts or addressed by federal or state regulations. In addition, the use of open source AI models developed outside the United States has become the subject of increased political and regulatory scrutiny, and resulting restrictions or competing regulatory regimes may affect our ability to continue to license and incorporate such software models.
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
Additionally, over the last several years, the Organisation for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Several countries have already begun to enact legislation to implement the OECD’s 15% global minimum tax regime. Our effective tax rate and cash tax payments could increase in future years as further jurisdictions enact legislation. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current international tax rules under which we are taxed. These proposals include changes to the existing rules to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, an increasing number of jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and which apply to our business. There are ongoing OECD negotiations that contemplate an alternative to these proposals, which may proliferate in the absence of multilateral agreement.
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

We have incurred significant net losses in the past and generated net income only recently, and may continue to generate operating losses in the future. We generated net loss of $98.7 million and net income of $139.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had retained earnings of $30.0 million. We may not realize sufficient revenue to achieve profitability in future periods.
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
As of September 30, 2026, we had outstanding $1.0 billion in aggregate principal amount of 1.75% convertible unsecured, senior notes due in 2031 (the “Notes”) and maintain a secured revolving credit facility, which we amended and restated on October 15, 2026, and we may require additional financing to maintain and grow our business. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, investor demand and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution or other adverse impacts. For example, our existing stockholders may experience dilution upon conversion of the Notes if the conversion amount includes value in excess of the principal amount, as we will deliver such excess in the form of Class A common stock. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets, our operations and financial condition could be adversely impacted.

The indenture governing the Notes includes customary "events of default," which may result in the acceleration of the maturity of the Notes under such indenture. Additionally, upon certain events, holders of the Notes may elect to convert their Notes. In such an event, the Company will pay cash up to the aggregate principal amount of the Notes being converted and deliver shares of Class A common stock for any conversion value in excess of the principal amount. In addition, even if holders of the Notes do not elect to convert, we may be required under applicable accounting standards to reclassify the carrying value of the Notes as current, rather than long-term, if any of the conditions to the convertibility of the Notes are satisfied. This reclassification could materially reduce our reported working capital. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a Fundamental Change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. In addition, in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Notes) or the company's optional redemption of the Notes, the conversion rate may be required to be increased, as applicable, as more fully set forth in the indenture governing the Notes.
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
Our Class B common stock has twenty votes per share, and our Class A common stock has one vote per share. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our outstanding Class B common stock hold approximately 74.6% of the voting power of our outstanding capital stock as of September 30, 2026. Because the holders of our Class B common stock hold in the aggregate significantly more than a majority of the combined voting power of our capital stock, such holders (which include our pre-IPO stockholders who have not converted their Class B common stock to Class A common stock, including those holders unaffiliated with any of our executive officers, employees or directors) control all matters submitted to our stockholders for approval. The holders of Class B common stock will no longer hold in the aggregate over 50% of the voting power of our outstanding capital stock once the Class B common stock represents in the aggregate less than approximately 4.76% of our outstanding capital stock.
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
Future issuances of shares of our Class A common stock, conversions of the Notes into our Class A common stock or the conversion of a substantial number of shares of our Class B common stock to Class A common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in significant dilution for holders of our Class A common stock. Additionally, our 2019 Omnibus Incentive Plan (the "2019 Plan") contains an evergreen provision which automatically increases on the first day of each fiscal year through and including January 1, 2029, the number of shares of our Class A common stock reserved for issuance under the plan by five percent of the total number of shares of our Class A common stock and our Class B common stock outstanding, or a lesser number determined by our board of directors. We currently have shares of Class A common stock that will be issued upon settlement of outstanding stock options, RSUs, or restricted stock awards ("RSAs"). For more information, see “Notes to Financial Statements”. As of September 30, 2026, we had 5,919,969,700 shares of authorized but unissued Class A common stock that are currently not reserved for issuance under our equity incentive plans or charitable giving program. We may issue all of these shares of Class A common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue Class A common stock or other securities in connection with these acquisitions. Any common stock issued in connection with the conversion of the Notes, our equity incentive plans, acquisitions, the exercise of outstanding stock options, settlement of RSUs and RSAs or otherwise would dilute the percentage ownership held by our Class A common stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by issuer
The following table shows information about our purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, for the three months ended September 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs

July 1 - July 31, 2026	32,057	$22.81	—	$1,947,970,369
August 1 - August 31, 2026	—	—	—	1,947,970,369
September 1 - September 30, 2026	—	—	—	1,947,970,369
Total	32,057		—

(1)We withheld shares from employees to satisfy tax withholding obligations on release of restricted stock awards. The value of the common stock was based on the closing price of our Class A common stock on the vesting date.
On March 2, 2026, our board of directors authorized a new stock repurchase program of up to $3,500.0 million of our Class A common stock (the "March 2026 program"). Refer to Note 7 of our condensed consolidated financial statements for additional information on our share repurchase and ASR programs.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, our directors and Section 16 officers entered into or terminated the following Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as those terms are defined in Regulation S-K, Item 408, the material terms of which are summarized below:
On September 1, 2026, Renee Jewell, our Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, between December 23, 2026, and August 20, 2027, up to the net shares of our Class A common stock to be issued to Ms. Jewell after the satisfaction of applicable taxes following the vesting and settlement of 108,604 RSUs.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Pinterest, Inc. Severance Plan for Certain Employees, effective as of September 30, 2026.					X
10.2+	Offer Letter, dated October 1, 2026, between Pinterest, Inc. and James Dibbo.	8-K	001-38872	10.1	10/5/2026
10.3	Amended and Restated Revolving Credit Agreement, by and among the company, the Guarantors and JPMorgan Chase Bank, N.A., as administrative agent, dated as of October 15, 2026.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+ Indicates a management contract or compensatory plan.
*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PINTEREST, INC.

Date: October 29, 2026	By:	/s/ Julia Brau Donnelly
Julia Brau Donnelly
Principal Financial Officer

Date: October 29, 2026	By:	/s/ Renee Jewell
Renee Jewell
Chief Accounting Officer
(Principal Accounting Officer)